Form 10-Q
period 2023-03-31
ALICO, INC.
filed 2023-05-04
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

There were 7,605,189 shares of common stock outstanding at May 2, 2023.

ALICO, INC.

FORM 10-Q

For the three and six months ended March 31, 2023 and 2022

PART I

Item 1. Condensed Consolidated Financial Statements

ALICO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	September 30,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148	$865
Accounts receivable, net	8,970	324
Inventories	23,407	27,682
Income tax receivable	2,855	1,116
Assets held for sale	159	205
Prepaid expenses and other current assets	1,434	1,424
Total current assets	36,973	31,616
Property and equipment, net	369,101	372,479
Goodwill	2,246	2,246
Other non-current assets	3,241	2,914
Total assets	$411,561	$409,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,017	$3,366
Accrued liabilities	3,785	9,062
Long-term debt, current portion	1,629	3,035
Other current liabilities	880	1,062
Total current liabilities	14,311	16,525
Long-term debt:
Principal amount, net of current portion	103,550	103,661
Less: deferred financing costs, net	(684)	(748)
Long-term debt less current portion and deferred financing costs, net	102,866	102,913
Lines of credit	21,122	4,928
Deferred income tax liabilities, net	35,641	35,589
Other liabilities	300	435
Total liabilities	174,240	160,390
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,599,492 and 7,586,995 shares outstanding at March 31, 2023 and September 30, 2022, respectively	8,416	8,416
Additional paid in capital	19,985	19,784
Treasury stock, at cost, 816,653 and 829,150 shares held at March 31, 2023 and September 30, 2022, respectively	(27,616)	(27,948)
Retained earnings	231,793	243,490
Total Alico stockholders' equity	232,578	243,742
Noncontrolling interest	4,743	5,123
Total stockholders' equity	237,321	248,865
Total liabilities and stockholders' equity	$411,561	$409,255

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Operating revenues:
Alico Citrus	$20,937	$49,032	$31,205	$63,780
Land Management and Other Operations	357	609	677	1,198
Total operating revenues	21,294	49,641	31,882	64,978
Operating expenses:
Alico Citrus	27,520	45,490	41,815	58,876
Land Management and Other Operations	102	152	196	292
Total operating expenses	27,622	45,642	42,011	59,168
Gross (loss) profit	(6,328)	3,999	(10,129)	5,810
General and administrative expenses	2,667	2,538	5,176	5,122
(Loss) income from operations	(8,995)	1,461	(15,305)	688
Other income (expense), net:
Interest expense	(1,274)	(870)	(2,422)	(1,771)
Gain on sale of real estate, property and equipment and assets held for sale	1,574	26,604	4,763	35,049
Other income, net	30	1	30	10
Total other income, net	330	25,735	2,371	33,288
(Loss) income before income taxes	(8,665)	27,196	(12,934)	33,976
Income tax (benefit) provision	(534)	6,579	(1,617)	3,279
Net (loss) income	(8,131)	20,617	(11,317)	30,697
Net loss attributable to noncontrolling interests	344	85	380	136
Net (loss) income attributable to Alico, Inc. common stockholders	$(7,787)	$20,702	$(10,937)	$30,833
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$(1.02)	$2.74	$(1.44)	$4.09
Diluted	$(1.02)	$2.74	$(1.44)	$4.08
Weighted-average number of common shares outstanding:
Basic	7,599	7,552	7,596	7,543
Diluted	7,599	7,556	7,596	7,548

Cash dividends declared per common share	$0.05	$0.50	$0.10	$1.00

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended March 31, 2023

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at December 31, 2022	8,416	$8,416	$19,943	$(27,802)	$239,960	$240,517	$5,087	$245,604
Net loss	—	—	—	—	(7,787)	(7,787)	(344)	(8,131)
Dividends ($0.05/share)	—	—	—	—	(380)	(380)	—	(380)
Stock-based compensation:
Directors	—	—	(30)	186	—	156	—	156
Executives and Managers	—	—	72	—	—	72	—	72
Balance at March 31, 2023	8,416	$8,416	$19,985	$(27,616)	$231,793	$232,578	$4,743	$237,321

For the Six Months Ended March 31, 2023

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2022	8,416	$8,416	$19,784	$(27,948)	$243,490	$243,742	$5,123	$248,865
Net loss	—	—	—	—	(10,937)	(10,937)	(380)	(11,317)
Dividends ($0.10/share)	—	—	—	—	(760)	(760)	—	(760)
Stock-based compensation:
Directors	—	—	(18)	331	—	313	—	313
Executives and Managers	—	—	163	—	—	163	—	163
Employees	—	—	56	1	—	57	—	57
Balance at March 31, 2023	8,416	$8,416	$19,985	$(27,616)	$231,793	$232,578	$4,743	$237,321

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended March 31, 2022

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at December 31, 2021 (Restated)	8,416	$8,416	$20,080	$(29,399)	$252,524	$251,621	$5,351	$256,972
Net income (loss)	—	—	—	—	20,702	20,702	(85)	20,617
Dividends ($0.50/share)	—	—	—	—	(3,776)	(3,776)	—	(3,776)
Stock-based compensation:
Directors	—	—	27	142	—	169	—	169
Executives and Managers	—	—	59	—	—	59	—	59
Employees	—	—	(203)	230	—	27	—	27
Balance at March 31, 2022 (Restated)	8,416	$8,416	$19,963	$(29,027)	$269,450	$268,802	$5,266	$274,068

For the Six Months Ended March 31, 2022

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2021 (Restated)	8,416	$8,416	$19,989	$(29,853)	$246,163	$244,715	$5,402	$250,117
Net income (loss)	—	—	—	—	30,833	30,833	(136)	30,697
Dividends ($1.00/share)	—	—	—	—	(7,546)	(7,546)	—	(7,546)
Exercise of stock options	—	—	15	155	—	170	—	170
Stock-based compensation:
Directors	—	—	50	298	—	348	—	348
Executives and Managers	—	—	112	143	—	255	—	255
Employees	—	—	(203)	230	—	27	—	27
Balance at March 31, 2022 (Restated)	8,416	$8,416	$19,963	$(29,027)	$269,450	$268,802	$5,266	$274,068

See accompanying notes to the condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities:
Net (loss) income	$(11,317)	$30,697
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	7,847	7,668
Debt issue costs expense	71	85
Gain on sale of real estate, property and equipment and assets held for sale	(4,763)	(35,049)
Loss on disposal of long-lived assets	4,032	909
Inventory net realizable value adjustment	1,616	—
Deferred income tax benefit	52	(4,746)
Stock-based compensation expense	533	630
Other	18	—
Changes in operating assets and liabilities:
Accounts receivable	(8,646)	(6,422)
Inventories	2,659	10,194
Prepaid expenses	(10)	(74)
Income tax receivable	(1,739)	3,233
Other assets	211	(653)
Accounts payable and accrued liabilities	2,681	(2,015)
Income taxes payable	—	4,072
Other liabilities	(355)	269
Net cash (used in) provided by operating activities	(7,110)	8,798

Cash flows from investing activities:
Purchases of property and equipment	(8,445)	(10,428)
Acquisition of citrus groves	(29)	(136)
Net proceeds from sale of real estate, property and equipment and assets held for sale	4,927	36,657
Notes receivable	(570)	—
Change in deposits on purchase of citrus trees	6	(95)
Net cash (used in) provided by investing activities	(4,111)	25,998

Cash flows from financing activities:
Repayments on revolving lines of credit	(24,995)	(46,470)
Borrowings on revolving lines of credit	41,189	46,470
Principal payments on term loans	(1,517)	(2,143)
Exercise of stock options	—	170
Dividends paid	(4,173)	(7,533)
Net cash provided by (used in) financing activities	10,504	(9,506)

Net (decrease) increase in cash and cash equivalents and restricted cash	(717)	25,290
Cash and cash equivalents and restricted cash at beginning of the period	865	886

Cash and cash equivalents and restricted cash at end of the period	$148	$26,176

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

During the audit of our financial statements for the period ending September 30, 2022, the Company discovered an error in the calculation of the deferred tax liabilities for the fiscal years 2015 through 2019. As disclosed in the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, this error was corrected and resulted in a cumulative increase in the Company’s Retained Earnings of approximately $2,512,000. As a result, the Retained Earnings balances at September 30, 2021, December 31, 2021, and March 31, 2022 are captioned as Restated in the accompanying Condensed Consolidated Statements of Changes in Equity (Unaudited).

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of March 31, 2023, and September 30, 2022, the Company had total receivables relating to sales of citrus of approximately $8,738,000 and $124,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

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

In June 2022, the Company was notified by a group of third-party grove owners, who are affiliated with each other, for which the Company was managing groves that such third-party grove owners were terminating the property management agreement dated as of July 16, 2020 with the Company as such third-party grove owners decided to exit the citrus business. As a result, all services relating to this caretaking management initiative and the accompanying management fee and reimbursed costs associated with performing caretaking management services ceased as of June 10, 2022.

The Company recorded approximately $0 and $7,200,000 of operating revenue relating to these grove management services, including the management fee, in the six months ended March 31, 2023 and 2022, respectively, for this group of third-party grove owners noted above. The Company recorded approximately $0 and $6,700,000 of operating expenses relating to these grove management services in the six months ended March 31, 2023 and 2022, respectively, for this group of third-party grove owners noted above.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three and six months ended March 31, 2023 and 2022 are as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Alico Citrus
Early and Mid-Season	$2,368	$17,909	$11,954	$28,287
Valencias	17,930	25,854	17,930	25,854
Fresh Fruit	74	350	522	1,229
Grove Management Services	362	4,416	551	7,834
Other	203	503	248	576
Total	$20,937	$49,032	$31,205	$63,780

Land Management and Other Operations
Land and Other Leasing	$273	$442	$554	$970
Other	84	167	123	228
Total	$357	$609	$677	$1,198

Total Revenues	$21,294	$49,641	$31,882	$64,978

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of approximately $703,000 and approximately $174,000 for the three months ended March 31, 2023 and 2022, respectively, and a net loss of approximately $776,000 and approximately $278,000 for the six months ended March 31, 2023 and 2022, respectively, of which 51% is attributable to the Company.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s floating rate notes and variable funding notes have historically borne interest at fluctuating interest rates based on LIBOR. Because LIBOR will cease to exist, the Company renegotiated its variable rate loan agreements, to instead utilize fluctuating interest rates based on the 30 day Secured Overnight Financing Rate (SOFR), some with the change having taken effect in late fiscal year 2022, and one with the change having taken effect in early fiscal year 2023. ASU 2020-04 was effective March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the sunset date from December 31, 2022 to December 31, 2024. The Company is currently assessing the impact of adopting this standard and the impact on its condensed consolidated financial statements.

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

The COVID-19 Pandemic

Measures imposed by federal, state, and local governments throughout the United States in response to the COVID-19 Pandemic had a significant adverse impact upon many sectors of the economy, including certain agriculture businesses. While epidemiological conditions in the United States have improved as of March 31, 2023, and certain restrictions on social and commercial activity have been relaxed, a resurgence of the virus, such as variant BA.5, could cause epidemiological and macroeconomic conditions to deteriorate and more severe restrictions to be put in place. It is not possible for the Company to predict the duration or magnitude of any adverse effects due to a resurgence at this time. We will continue to monitor the COVID-19 pandemic and its impacts on our business, financial condition, and results of operations.

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

Note 2. Inventories

Inventories consist of the following at March 31, 2023 and September 30, 2022:

(in thousands)	March 31,	September 30,
	2023	2022
Unharvested fruit crop on the trees	$22,017	$26,717
Other	1,390	965
Total inventories	$23,407	$27,682

The Company records its inventory at the lower of cost or net realizable value. For the six months ended March 31, 2023 and the fiscal year ended September 30, 2022, the Company recorded approximately $1,616,000 and approximately $6,676,000, respectively, for adjustments to reduce inventory to net realizable value, as a result of the impact of Hurricane Ian, which adversely impacted the Company’s unharvested citrus crop as of March 31, 2023 and September 30, 2022.

The Company, for the fiscal year ended September 30, 2022, recorded a casualty loss to reduce the carrying value of the unharvested fruit crop on trees inventory by approximately $14,900,000. No additional casualty loss was recorded for the six months ended March 31, 2023.

In the three and six months ended March 31, 2023, the Company received insurance proceeds relating to Hurricane Ian of approximately $4,759,000 for crop claims, which have been recorded in operating expenses. The Company has additional crop insurance claims outstanding and is awaiting determination of the additional proceeds to be received.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2022, 2021 and 2020, the Company received approximately $1,123,000, $4,299,000 and $4,629,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. The Company received the remaining portion during the first quarter ended December 31, 2022, of approximately $1,266,000. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

In December 2022, the Consolidated Appropriations Act was signed into law by the federal government; however, the details of the mechanism and funding of any Hurricane Ian relief still remain unclear and, if available, the extent to which the Company will be eligible. The Company intends to take advantage of any such available programs as and when they become available. The Company is currently working with Florida Citrus Mutual, the industry trade group, and government agencies on the federal relief programs available as part of the Consolidated Appropriations Act.

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at March 31, 2023 and September 30, 2022:

(in thousands)	Carrying Value
	March 31,	September 30,
	2023	2022
Ranch	$159	$205
Total assets held for sale	$159	$205

During the second quarter 2023, the company sold approximately 279 acres to various third parties for approximately $1,596,000 and recognized a gain of approximately $1,500,000.

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

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at March 31, 2023 and September 30, 2022:

(in thousands)	March 31,	September 30,
	2023	2022
Citrus trees	$330,884	$329,582
Equipment and other facilities	58,773	58,021
Buildings and improvements	7,081	7,374
Total depreciable properties	396,738	394,977
Less: accumulated depreciation and depletion	(141,139)	(135,990)
Net depreciable properties	255,599	258,987
Land and land improvements	113,502	113,492
Property and equipment, net	$369,101	$372,479

For the six months ended March 31, 2023 and fiscal year ended September 30, 2022, the Company did not record any impairments.

The Company recorded a casualty loss of approximately $1,400,000 for the year ended September 30, 2022 with respect to one of its groves, which sustained tree loss of approximately $1,300,000, and damage to one of its buildings of approximately $100,000, as a direct result of Hurricane Ian.

In connection with the State of Florida’s condemnation of a certain portion of Alico’s property in October 2021, the Company received approximately $1,450,000, all of which was recognized as a gain.

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$392	$70,000	$435
Met Variable-Rate Term Loans	19,094	102	19,906	113
Met Citree Term Loan	3,888	25	4,013	27
Pru Loans A & B	12,197	165	12,777	173
	105,179	684	106,696	748
Less current portion	1,629	—	3,035	—
Long-term debt	$103,550	$684	$103,661	$748

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$104	$—	$110
WCLC	21,122	—	4,928	—
Lines of Credit	$21,122	$104	$4,928	$110

Future maturities of long-term debt and lines of credit as of March 31, 2023 are as follows:

(in thousands)
March 31, 2023
Due within one year	$1,629
Due between one and two years	3,035
Due between two and three years	24,157
Due between three and four years	3,035
Due between four and five years	3,035
Due beyond five years	91,410

Total future maturities	$126,301

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Interest expense	$1,274	$870	$2,422	$1,771
Interest capitalized	333	328	614	631
Total	$1,607	$1,198	$3,036	$2,402

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

The Met Variable-Rate Term Loans are subject to quarterly principal payments of $406,250 and historically bore an interest rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). Effective February 17, 2023, the Company agreed to defer the next three quarterly principal payments which were previously due May 2023, August 2023 and November 2023 to the maturity date of the loan. For the fiscal year ended September 30, 2022, the LIBOR rate was effective from October 1, 2021 through July 31, 2022.The LIBOR spread was subject to adjustment by Met beginning May 1, 2017 and was subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019, or at May 1, 2021. Effective August 1, 2022, the interest rate was renegotiated to the One Month Term Secured Overnight Financing Rate (SOFR) plus 175 basis points (the “SOFR spread”). The SOFR spread is subject to adjustment by Met every 2 years beginning May 1, 2023, until maturity. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 6.42% per annum and 4.27% per annum, as of March 31, 2023 and September 30, 2022, respectively. The Met Variable-Rate Term Loans mature on November 1, 2029.

With respect to the RLOC, for the fiscal year ended September 30, 2022, the LIBOR-based rate was effective from October 1, 2021 through July 31, 2022 and bore interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. Effective August 1, 2022, the LIBOR-based rate was renegotiated to SOFR plus 175 basis points. The SOFR spread is subject to adjustment by lender every 2 years beginning May 1, 2023, until maturity. The LIBOR spread was adjusted by Met on May 1, 2017 and was subject to further adjustment every two years thereafter. No adjustment was made on May 1, 2019 or on May 1, 2021. In October 2019, the RLOC agreement was modified to extend the maturity to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 6.42% per annum and 4.27% per annum as of March 31, 2023 and September 30, 2022, respectively. Availability under the RLOC was $25,000,000 as of March 31, 2023 and September 30, 2022, respectively.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC was based on the one-month LIBOR, plus a spread, which was adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The WCLC agreement was amended on October 27, 2022, and the primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread, which spread is adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. There were no changes to the commitment amount. The variable interest rate was 6.42% at March 31, 2023 (representing the rate based on SOFR) and the interest rate at September 30, 2022 was 4.31% per annum (representing the rate based upon LIBOR plus 175 basis points). The WCLC agreement provides for Rabo to issue up to $2,000,000 in letters of credit on the Company’s behalf, of which $248,000 was outstanding as of March 31, 2023, which correspondingly reduced the Company's availability under the line of credit.

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

There was approximately $21,122,000 and $4,928,000 outstanding on the WCLC at March 31, 2023 and September 30, 2022, respectively. Availability under the WCLC was approximately $48,630,000 and $64,762,000 as of March 31, 2023 and September 30, 2022, respectively.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to a refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 were incurred in the fiscal year ended September 30, 2020 in connection with the letters of credit. During the three months ended June 30, 2022, the Company expensed approximately $94,000 in deferred financing costs related to the Met Variable-Rate Term Loan prepayment of approximately $15,625,000 on April 29, 2022. All costs are included in deferred financing costs and are being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $597,000 and approximately $658,000 at March 31, 2023 and September 30, 2022, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $174,462,000 for the year ended September 30, 2022; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00, and; (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of March 31, 2023, the Company was in compliance with all of the financial covenants, except for the minimum debt service coverage ratio of 1.10 to 1.00, for which the Company obtained a waiver from the lender, Rabo, for the second quarter ended March 31, 2023.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree (“Met Citree Loan”). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. Effective February 17, 2023, the Company agreed to defer the next three quarterly principal payments which were previously due May 2023, August 2023 and November 2023 to the maturity date of the loan. At March 31, 2023 and September 30, 2022, there was an outstanding balance of $3,888,000 and $4,013,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $25,000 and $27,000 at March 31, 2023 and September 30, 2022, respectively.

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

The Pru Loans A & B are subject to an annual financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of March 31, 2023.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $165,000 and $173,000 at March 31, 2023 and September 30, 2022, respectively.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2023 and September 30, 2022:

(in thousands)	March 31,	September 30,
	2023	2022
Ad valorem taxes	$711	$2,024
Accrued interest	1,012	764
Accrued employee wages and benefits	1,214	1,713
Accrued dividends	380	3,793
Accrued insurance	—	345
Professional fees	209	303
Other accrued liabilities	259	120
Total accrued liabilities	$3,785	$9,062

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

In December 2021, the Company sold 1,638 acres of land to the State of Florida at a price below market value, which resulted in a charitable contribution and related charitable deduction for tax purposes. The charitable contribution generated a tax benefit of approximately $6,300,000, however, the Company does not anticipate it will be able to realize the entire charitable deduction before it expires in 2027. A valuation allowance of approximately $1,400,000 was initially recorded in December 2021 to partially offset the charitable contribution carryover deferred tax asset, resulting in a net benefit of approximately $4,900,000. During fiscal year ending September 2022, the Company utilized approximately $500,000 of the charitable contribution, leaving a charitable contribution carryover of $5,800,000. Also, as of September 2022, the valuation allowance increased to approximately $4,300,000 due to economic hardships from Hurricane Ian, resulting in a net benefit of approximately $1,500,000. For the year ending September 30, 2023, the valuation allowance is expected to increase by $449,000 due to the estimated realization of the charitable contribution carryover.

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

For the three and six months ended March 31, 2023 and 2022, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net (loss) income attributable to Alico, Inc. common stockholders	$(7,787)	$20,702	$(10,937)	$30,833

Weighted average number of common shares outstanding – basic	7,599	7,552	7,596	7,543
Dilutive effect of equity-based awards	—	4	—	5
Weighted average number of common shares outstanding – diluted	7,599	7,556	7,596	7,548

Net (loss) income per common share attributable to Alico, Inc. common stockholders:
Basic	$(1.02)	$2.74	$(1.44)	$4.09
Diluted	$(1.02)	$2.74	$(1.44)	$4.08

For the three and six months ended March 31, 2023 and 2022 there were no anti-dilutive equity awards excluded from the calculation of diluted earnings per common share.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenues:
Alico Citrus	$20,937	$49,032	$31,205	$63,780
Land Management and Other Operations	357	609	677	1,198
Total revenues	21,294	49,641	31,882	64,978

Operating expenses:
Alico Citrus	27,520	45,490	41,815	58,876
Land Management and Other Operations	102	152	196	292
Total operating expenses	27,622	45,642	42,011	59,168

Gross (loss) profit:
Alico Citrus	(6,583)	3,542	(10,610)	4,904
Land Management and Other Operations	255	457	481	906
Total gross (loss) profit	$(6,328)	$3,999	$(10,129)	$5,810

Depreciation, depletion and amortization:
Alico Citrus	$3,777	$3,686	$7,604	$7,367
Land Management and Other Operations	9	30	18	71
Other Depreciation, Depletion and Amortization	111	116	225	230
Total depreciation, depletion and amortization	$3,897	$3,832	$7,847	$7,668

(in thousands)	March 31,	September 30,
	2023	2022
Assets:
Alico Citrus	$398,357	$396,266
Land Management and Other Operations	11,644	11,326
Other Corporate Assets	1,560	1,663
Total Assets	$411,561	$409,255

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

Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
Operating lease components	2023	2022	2023	2022
Operating leases costs recorded in general and administrative expenses	$31	$41	$61	$78

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

March 31, 2023
Weighted-average remaining lease term	1.44 years
Weighted-average discount rate	1.81%

Note 11. Stockholders’ Equity

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

Stock Compensation - Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was approximately $156,000 and $169,000 for the three months ended March 31, 2023 and 2022, respectively, and $313,000 and $348,000 for the six months ended March 31, 2023 and 2022, respectively.

Restricted Stock

Stock compensation expense related to the Restricted Stock was approximately $61,000 and $191,000 for the three and six months ended March 31, 2023, respectively, and approximately $68,000 and $204,000 for the three and six months ended March 31, 2022, respectively. There was approximately $502,000 and $692,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at March 31, 2023 and September 30, 2022, respectively.

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

Stock Option Grant

Stock option grants of 118,000 options to certain officers and managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants were to have vested as follows: (i) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles were not achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles were not achieved by December 31, 2022, then any unvested options were to have been forfeited. During the six months ended March 31, 2023, the stock did not trade above $40.00 per share for twenty consecutive days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional amounts of the 2020 Option Grants were vested as of March 31, 2023. On December 15, 2021, an officer of the Company exercised 5,000 stock options that had previously vested. Additionally, in the three months ended June 30, 2022, three officers of the Company exercised 9,000 options that had previously vested. As of March 31, 2023, only the first hurdle under each such option grant had been reached; therefore, only 25% of each option grant vested and the remainder of the options have now been forfeited.

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

Stock compensation expense related to the options of approximately $0 and $18,000 was recognized for the three and six months ended March 31, 2023, respectively, and approximately $18,000 and $78,000 was recognized for the three and six months ended March 31, 2022, respectively. At March 31, 2023 and September 30, 2022, there was approximately $0 and $18,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants.

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

The weighted-average grant-date fair value of the 2020 Option Grant was $3.20. There were no additional stock options granted for the three and six months ended March 31, 2023.

The following table illustrates the Company’s treasury stock activity for the six months ended March 31, 2023:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2022	829,150	$27,948
Issued to employees and directors, net	(12,497)	(332)
Balance as of March 31, 2023	816,653	$27,616

Note 12. Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $248,000 and $310,000 at March 31, 2023 and September 30, 2022, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial condition.

On February 17, 2023, a class action complaint was filed in the Middle District of Florida captioned Sinder v. Alico, Inc. et al., Case No. 2:23-cv-00107 (the “Sinder” matter) asserting violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 against the Company and certain of its current and former officers on behalf of a putative class of investors who purchased the Company’s common stock between February 4, 2021 and December 13, 2022. The complaint alleges, among other things, that the Company and certain of its current and former officers made false and misleading statements and failed to disclose certain information regarding the Company’s financial reporting and December 13, 2022 restatement of the Company’s previously issued financial statements. Plaintiff seeks damages, interest, costs, expenses, attorneys’ fees, and other unspecified relief.

On March 7, 2023, an alleged shareholder filed a derivative complaint purportedly on behalf of the Company against certain of its current and former officers and directors in the 20th Judicial Circuit for Lee County, Florida captioned Assad v. Brokaw et al., Case # 23-CA-001484 (the “Assad” matter). The complaint asserts claims of breach of fiduciary duty and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. To the best of the Company’s knowledge as of April 28, 2023, no defendants have been served with this lawsuit.

The Company believes that the claims in both the Sinder and Assad matters are without merit. Although the outcome of any complex litigation is inherently uncertain, based on information presently known to management, the Company does not believe that the matters are likely to have a material impact on its financial condition.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2023, the Company had approximately $4,762,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

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

Note 14. Subsequent Events

During April 2023, the Company received additional Hurricane Ian crop insurance proceeds of approximately $8,900,000 and approximately $838,000 relating to property and casualty damage claims. The Company has submitted additional crop insurance claims and is awaiting determination of additional proceeds to be received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto.

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements. Factors which may cause future outcomes to differ materially from those foreseen in forward-looking statements include, but are not limited to: adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change; damage and loss to our citrus groves from disease including but not limited to citrus greening and citrus canker; hurricanes and tropical storms given our geographic concentration in Florida; any adverse event affecting our citrus business; our ability to maintain our market share in a highly competitive business; our dependency on our relationship with Tropicana and Tropicana’s relationship with certain third parties; heightened risks as a result of the sale of a majority of ownership of Tropicana to a French private equity firm; supply and demand pricing; development and execution of our strategic growth initiatives; product contamination and product liability claims; water use regulations restricting our access to water; changes in immigration laws; risks associated with acquisition of additional agricultural assets and other businesses; adverse impacts from dispositions of our assets; harm to our reputation; tax risks associated with a “Section 1031 Exchange”; undertaking one or more significant corporate transactions; seasonality of our citrus business; significant competition in our agricultural operations; fluctuations in our earnings as a result of market supply and prices and demand for our products; climate change, or legal, regulatory or market measures to address climate change and sustainability; increases in labor, personnel and benefits costs; increases in commodity or raw product costs, such as fuel and chemical costs; transportation risks; any change or the classification or valuation methods employed by county property appraisers related to our real estate taxes; any weakness or instability in the real estate industry; liability for the use of fertilizers, pesticides, herbicides and other potentially hazardous substances; compliance with applicable environmental laws; loss of key employees; material weaknesses and other control deficiencies, including as a result of restatement of our financial statements as of September 30, 2021, and the end of certain quarterly periods; the impact of any restatements and any resulting investigations, legal or administrative proceedings; the effect of inflation on our operations, including as a result of the conflict in Ukraine; increased costs as a result of being a public company; system security risks; the COVID-19 pandemic; any harm by natural disasters or epidemics; our indebtedness and ability to generate sufficient cash flow to service our debt obligations; higher interest expenses as a result of variable rates of interest for our debt; our ability to continue to pay cash dividends; and risks related with repurchases. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those Risks Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and our Quarterly Reports on Form 10-Q. Except as required by law, we do not undertake an obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, providing services to citrus groves owned by third parties, and grazing and hunting leasing. The Company operates as two business segments, and all its operating revenues are generated in the United States. For the three months ended March 31, 2023 and March 31, 2022, the Company generated operating revenues of approximately $21,294,000 and $49,641,000, respectively, (loss) income from operations of approximately ($8,995,000) and $1,461,000, respectively, and net (loss) income attributable to common stockholders of approximately ($7,787,000) and $20,702,000, respectively. Net cash used in operating activities was approximately $7,108,000 for the six months ended March 31, 2023.

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

For the three months ended March 31, 2023, the Alico Citrus segment generated 98.3% of the Company’s consolidated revenues and the Land Management and Other Operations segment generated 1.7% of the Company’s consolidated revenues.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make certain estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Alico bases these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, the Company evaluates the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Developments

Hurricane Ian

On September 28, 2022, Hurricane Ian made landfall on the southwest coast of Florida and a majority of the Company’s groves were impacted by the storm. The impact of Hurricane Ian has affected our fiscal year 2023 fruit production as the Company accelerated the harvest to maximize box production for both its Early and Mid-Season and Valencia harvest, which was completed earlier than the prior year harvest season. Approximately 48,900 gross acres of our citrus groves, which are in Charlotte, Collier, DeSoto, Hardee, Hendry, Highlands and Polk Counties, sustained hurricane or tropical storm force winds for varying durations of time. While we lost a small percentage of trees, the force and duration of the storm impacted the majority of the groves. Based upon prior experience with serious storms of this nature, we expect it may take up to two full seasons or more for the groves to recover to pre-hurricane production levels.

The Company maintains crop insurance and, as of March 31, 2023, has received approximately $4,759,000 in proceeds for crop claims. During April 2023, the Company received additional Hurricane Ian crop insurance proceeds of approximately $8,900,000 and approximately $838,000 relating to property and casualty damage claims. The Company has submitted additional crop insurance claims and is working closely with our insurers and adjusters awaiting determination of additional proceeds to be received.

Citrus Greening Treatment

In 2022, the Company began testing a new application of the Citrus Greening therapy Oxytetracycline (“OTC”), which is used in citrus and other crops. After a review of the new application method by the U.S. Environmental Protection Agency, the Florida Department of Agriculture and Consumer Services (“FDACS”) granted a special local-need registration (24c) on October 28, 2022. The Company began treating its trees on January 16, 2023, as the product and application devices became available, and treated approximately ten percent of its trees as of March 31, 2023. The extent of any benefit of the OTC application will not be measurable until the completion of the fiscal year 2024 harvest. Although not a cure for citrus greening, this OTC application mitigates some of the impacts of citrus greening and has shown to decrease the rate of fruit drop and improve fruit quality.

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

Sales and Purchase of Land

During the second quarter 2023, the company sold approximately 279 acres to various third parties for approximately $1,596,000 and recognized a gain of approximately $1,500,000.

During the first quarter 2023, the company sold approximately 609 acres to various third parties for approximately $3,300,000. One of these sales transactions was a sale of approximately 85 acres to Mr. Kiernan, the Company’s President and CEO on October 20, 2022 for approximately $438,900 ($5,161 per acre). On January 1, 2022, Mr. Kiernan entered into a Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement with the Company (the “Kiernan Lease Agreement”). Under the Kiernan Lease Agreement, the Company was leasing what was originally estimated to be approximately 93 acres of Company owned, largely unimproved land (the “Land”) to Mr. Kiernan for a three-year term commencing on January 1, 2022, and ending on January 1, 2025, and with a yearly rent of $1,860.00. Additionally, under the terms of the Kiernan Lease Agreement, the Company had granted to Mr. Kiernan an option to purchase the Land from the Company, exercisable only during the one-year period January 1, 2022 through January 1, 2023, and at a price of $480,000 ($5,161 per acre), which price was based on an independent appraisal obtained by the Company and dated as of November 11, 2021. On August 26, 2022, Mr. Kiernan exercised his option to purchase the land. Pursuant to exercise of the option, the Company sold what turned out to be a parcel of approximately 85 acres to Mr. Kiernan.

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

Federal Relief Program – Hurricane Irma

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. The Company has received a total of approximately $26,900,000 in Hurricane Irma federal relief for the period commencing in fiscal year ended September 30, 2019 through December 31, 2022. As of December 31, 2022, the Company has received all funds due under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations. For the six months ended March 31, 2023 and March 31, 2022, the Company received Hurricane Irma federal relief proceeds of approximately $1,266,000 and $1,123,000, respectively.

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico’s results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2023 and 2022:

(in thousands)
	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2023	2022	$	%	2023	2022	$	%
Operating revenues:
Alico Citrus	$20,937	$49,032	$(28,095)	(57.3)%	$31,205	$63,780	$(32,575)	(51.1)%
Land Management and Other Operations	357	609	(252)	(41.4)%	677	1,198	(521)	(43.5)%
Total operating revenues	21,294	49,641	(28,347)	(57.1)%	31,882	64,978	(33,096)	(50.9)%

Gross (loss) profit:
Alico Citrus	(6,583)	3,542	(10,125)	NM	(10,610)	4,904	(15,514)	NM
Land Management and Other Operations	255	457	(202)	(44.2)%	481	906	(425)	(46.9)%
Total gross (loss) profit	(6,328)	3,999	(10,327)	NM	(10,129)	5,810	(15,939)	NM

General and administrative expenses	2,667	2,538	129	5.1%	5,176	5,122	54	1.1%
(Loss) income from operations	(8,995)	1,461	(10,456)	NM	(15,305)	688	(15,993)	NM
Total other income, net	330	25,735	(25,405)	(98.7)%	2,371	33,288	(30,917)	(92.9)%
(Loss) income before income taxes	(8,665)	27,196	(35,861)	NM	(12,934)	33,976	(46,910)	NM
Income tax (benefit) provision	(534)	6,579	(7,113)	NM	(1,617)	3,279	(4,896)	NM
Net (loss) income	(8,131)	20,617	(28,748)	NM	(11,317)	30,697	(42,014)	NM
Net loss attributable to noncontrolling interests	344	85	259	NM	380	136	244	179.4%
Net (loss) income attributable to Alico, Inc. common stockholders	$(7,787)	$20,702	$(28,489)	NM	$(10,937)	$30,833	$(41,770)	NM
NM = Not meaningful

The following discussion provides an analysis of the Company’s two operating segments, Alico Citrus and Land Management and Other Operations segments:

Alico Citrus

The table below presents key operating measures for the three and six months ended March 31, 2023 and 2022 for the Alico Citrus segment:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2023	2022	Unit	%	2023	2022	Unit	%
Operating Revenues:
Early and Mid-Season	$2,368	$17,909	$(15,541)	(86.8)%	$11,954	$28,287	$(16,333)	(57.7)%
Valencias	17,930	25,854	(7,924)	(30.6)%	17,930	25,854	(7,924)	(30.6)%
Fresh Fruit	74	350	(276)	(78.9)%	522	1,229	(707)	(57.5)%
Purchase and Resale of Fruit	196	454	(258)	(56.8)%	234	507	(273)	(53.8)%
Grove Management Services	362	4,416	(4,054)	(91.8)%	551	7,834	(7,283)	(93.0)%
Other	7	49	(42)	(85.7)%	14	69	(55)	(79.7)%
Total	$20,937	$49,032	$(28,095)	(57.3)%	$31,205	$63,780	$(32,575)	(51.1)%
Boxes Harvested:
Early and Mid-Season	174	1,348	(1,174)	(87.1)%	979	2,175	(1,196)	(55.0)%
Valencias	1,254	1,883	(629)	(33.4)%	1,254	1,883	(629)	(33.4)%
Total Processed	1,428	3,231	(1,803)	(55.8)%	2,233	4,058	(1,825)	(45.0)%
Fresh Fruit	4	19	(15)	(78.9)%	40	88	(48)	(54.5)%
Total	1,432	3,250	(1,818)	(55.9)%	2,273	4,146	(1,873)	(45.2)%
Pound Solids Produced:
Early and Mid-Season	849	7,013	(6,164)	(87.9)%	4,586	11,034	(6,448)	(58.4)%
Valencias	6,560	9,781	(3,221)	(32.9)%	6,560	9,781	(3,221)	(32.9)%
Total	7,409	16,794	(9,385)	(55.9)%	11,146	20,815	(9,669)	(46.5)%
Pound Solids per Box:
Early and Mid-Season	4.88	5.20	(0.32)	(6.2)%	4.68	5.07	(0.39)	(7.7)%
Valencias	5.23	5.19	0.04	0.7%	5.23	5.19	0.04	0.7%
Price per Pound Solids:
Early and Mid-Season	2.79	2.55	$0.24	9.2%	2.61	2.56	$0.05	2.0%
Valencias	2.73	2.64	$0.09	3.4%	2.73	2.64	$0.09	3.4%
Price per Box:
Fresh Fruit	$18.50	$18.42	$0.08	0.4%	$13.05	$13.97	$(0.92)	(6.6)%
Operating Expenses:
Cost of Sales	$26,558	$32,031	$(5,473)	(17.1)%	$39,044	$40,887	$(1,843)	(4.5)%
Harvesting and Hauling	5,547	9,248	(3,701)	(40.0)%	8,526	11,609	(3,083)	(26.6)%
Purchase and Resale of Fruit	154	359	(205)	(57.1)%	183	405	(222)	(54.8)%
Grove Management Services	240	4,027	(3,787)	(94.0)%	307	7,098	(6,791)	(95.7)%
Other	(4,979)	(175)	(4,804)	NM	(6,245)	(1,123)	(5,122)	NM
Total	$27,520	$45,490	$(17,970)	(39.5)%	$41,815	$58,876	$(17,061)	(29.0)%

NM = Not meaningful

Components of Results of Operations for Alico Citrus Segment

The Company sells its Early and Mid-Season and Valencia oranges to processors that convert most of the citrus crop into orange juice. The processors generally buy the citrus crop on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. The Company’s Fresh Fruit revenue is derived from sales to packing houses that purchase the citrus on a per box basis. The Company also provides citrus grove caretaking and harvest and haul management services to third parties in which revenues are recorded as Grove Management Services, including a management fee. Other revenues consist of the purchase and reselling of fruit.

Alico’s operating expenses for its Alico Citrus segment consist primarily of Cost of Sales, Harvesting and Hauling costs and Grove Management Service costs. Cost of Sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling costs represent the costs of bringing citrus product to processors and vary based upon the number of boxes produced. Grove Management Services costs include those costs associated with citrus grove caretaking and harvest and haul management services provided to third parties. Other expenses include the period costs of third-party grove caretaking and the purchase and reselling of third-party fruit.

Comparison of the Three and Six Months Ended March 31, 2023 and 2022 for the Alico Citrus Segment

The decrease in revenue for the three and six months ended March 31, 2023, compared to the three and six months ended March 31, 2022, was primarily due to a decrease in revenue generated from the Early and Mid-Season and Valencia fruit harvested, driven by the increased fruit drop caused by the ongoing impact of Hurricane Ian and a decrease in Grove Management Services, as described further below.

The decrease in the Early and Mid-Season and Valencia fruit harvested was primarily driven by a decrease in processed box production for both the Early and Mid-Season and Valencia Crop and a decrease in pound solids per box in the Early and Mid-Season crop for the six months ended March 31, 2023. The Company decided to accelerate the harvesting of the Early and Mid-Season and Valencia crops to maximize the box production and avoid additional fruit drop as a result of the impact of Hurricane Ian. The Early and Mid-Season harvest has been completed and the pound solids per box decreased 7.7% and the processed box production decreased 55.0% as compared to the same six-month period in the prior year. As of March 31, 2023, the Company expects to complete the Valencia fruit harvest earlier in the current fiscal year, as compared to the prior fiscal year, and expects an overall decrease in the number of boxes harvested and revenues generated from the Valencia fruit for the fiscal year 2023 harvest, as compared to the fiscal year 2022 harvest. The Valencia fruit harvest box production as of March 31, 2023 was down 33.4% and the pound solids per box was up 0.7%, as compared to the same period in the prior year. Although Hurricane Ian impacted the fiscal year 2023 harvest, there does not appear to be long-term damage to the citrus trees. The Valencia fruit harvest box production as of March 31, 2023 was down 33.4% and the pound solids per box was up 0.7%, as compared to the same period in the prior year. Although Hurricane Ian impacted the fiscal year 2023 harvest, there does not appear to be long-term damage to the citrus trees.

The Company also recorded a decrease in revenue from sales of Fresh Fruit. The decrease in the Fresh Fruit is primarily due to a decrease in both boxes sold and pricing per box.

The decrease in Grove Management Services is primarily due to a primary group of third-party grove owners, who are affiliated with each other (collectively, the “Grove Owners”), to whom the Company was providing caretaking management services, deciding to exit the citrus business at the beginning of the three months ended June 30, 2022. This decision to exit the citrus business eliminated the need for caretaking management services. The Company recorded approximately $0 and $7,200,000 of revenue from the Grove Owners relating to grove management services for the six months ended March 31, 2023 and 2022, respectively. As a result, caretaking management services and the accompanying reimbursement of caretaking expenses decreased during the three and six months ended March 31, 2023, when compared to the same periods in the prior year.

The USDA, in its April 11, 2023 Citrus Crop Forecast for the 2022-23 harvest season, indicated its expectation is that the overall Florida orange crop will decrease from approximately 41,200,000 boxes for the 2021-22 crop year to approximately 16,100,000 boxes for the 2022-23 crop year, a decrease of approximately 60.9%. Overall, the Company, along with the Florida citrus industry in general, is recording a smaller number of boxes harvested due to an even greater fruit drop rate, attributed to the hurricanes and disease during the current harvest season, as compared to the previous year.

The decrease in Operating expenses for the six months ended March 31, 2023, as compared to the six months ended March 31. 2022, primarily relates to the inventory adjustments recorded at September 30, 2022 on the ending inventory balance, as a result of the impact of Hurricane Ian, which effectively lowered the inventory to be expensed in fiscal year 2023. The Company experienced significant cost increases in fertilizer, herbicide, labor and fuel in maintaining its groves. These cost increases, coupled with the timing of the harvest, and the expected lower box production for both its Early and Mid-Season and Valencia harvest, resulted in a higher cost of sales per box for the six months ended March 31, 2023, as compared to the same period in the prior year. In addition, the Company incurred additional costs related to the clean-up and repairs as a result of Hurricane Ian.

The Company also recorded increases in its Harvesting and Hauling expenses per box which is directly related to an increase in the harvesting labor costs, as well as the increased time spent by the harvesters to fill the boxes as a result of the increased fruit drop caused by Hurricane Ian for the six months ended March 31, 2023, when compared to the similar period in the prior year.

The decrease in Grove Management Services expense is directly related to the termination of the grove management services by the Grove Owners in June 2022. As mentioned above, the decision by the Grove Owners to exit the citrus business eliminated the need for the caretaking management services for the Grove Owners. The Company recorded approximately $0 and $6,700,000 of operating expenses relating to grove management services for the Grove Owners in the six months ended March 31, 2023 and 2022, respectively. As a result, caretaking expenses decreased significantly during the six months ended March 31, 2023, when compared to the same period in the prior year.

The credit amounts shown in “Other” in operating expenses above primarily represent insurance proceeds of approximately $4,759,000 received in the six months ended March 31, 2023 and federal relief proceeds received under the CRBG program in the six months ended March 31, 2023 and 2022 of approximately $1,267,000 and $1,123,000, respectively.

Land Management and Other Operations

The table below presents key operating measures for the three and six months ended March 31, 2023 and 2022 for the Land Management and Other Operations segment:

(in thousands)

	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue From:
Land and Other Leasing	$273	$442	$(169)	(38.2)%	$554	$970	$(416)	(42.9)%
Other	84	167	(83)	(49.7)%	123	228	(105)	(46.1)%
Total	$357	$609	$(252)	(41.4)%	$677	$1,198	$(521)	(43.5)%
Operating Expenses:
Land and Other Leasing	$98	$148	$(50)	(33.8)%	$191	$288	$(97)	(33.7)%
Other	4	4	—	—%	5	4	1	25.0%
Total	$102	$152	$(50)	(32.9)%	$196	$292	$(96)	(32.9)%

Components of Results of Operations for Land Management and Other Operations Segment

Land and Other Leasing includes lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.

Land and Other Leasing operating expenses includes real estate, property taxes, general and administrative expenses including salaries, benefits and legal.

Comparison of the Three and Six Months Ended March 31, 2023 and 2022 for the Land Management and Other Operations Segment

The decrease in revenues from Land Management and Other Operations for the three and six months ended March 31, 2023, as compared to the three and six months ended March 31, 2022, is primarily due to a decrease in grazing and hunting lease revenue due to the sales of portions of the Alico Ranch, which resulted in the reduction of land covered under grazing and hunting lease contracts. Additionally, the modification to the grazing leases resulted in a reduction in the ad valorem taxes due from the lessees, as the Company revised the grazing lease agreements due to the sale of certain of the ranch acres previously covered under the agreement.

The slight decrease in operating expenses from Land Management and Other Operations for the three and six months ended March 31, 2023, as compared to the three and six months ended March 31, 2022, is primarily due to the reduction of the ad valorem tax expense due to the Company owning fewer ranch acres as result of the sale of certain acres.

The following discussion provides an analysis of the Company’s results of operation, as a whole:

Operating Revenue

The decrease in revenue for the three and six months ended March 31, 2023, as compared to the three and six months ended March 31, 2022, was primarily driven by the overall decrease in fruit processed box production in the Early and Mid-Season and Valencia crop harvests as compared to the same period in the prior year, and the decrease in Grove Management Services, which are discussed in further details above.

Operating Expenses

The decrease in operating expenses for the three and six months ended March 31, 2023, as compared to the three and six months ended March 31, 2022 was primarily driven by lower cost of sales due to the inventory adjustments recorded at September 30, 2022 on the ending inventory balance, as a result of the impact of Hurricane Ian and a reduction in the harvest and haul expenses due to the decreased box production and a reduction in Grove Management Services, which are discussed in further detail above.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2023 was approximately $2,667,000, compared to approximately $2,538,000 for the three months ended March 31, 2022. The increase was primarily due to an increase in legal and professional fees of approximately $102,000, as compared to the same period in the prior year.

General and administrative expense for the six months ended March 31, 2023 was approximately $5,176,000, compared to approximately $5,122,000 for the six months ended March 31, 2022. The increase was primarily due to an increase in legal and professional fees of approximately $265,000, which was partially offset by lower stock compensation expenses, as compared to the same period in the prior year.

Other Income (expense), net

Other income, net for the three months ended March 31, 2023 and 2022, was approximately $330,000 and $25,735,000, respectively. The decrease to other income, net, is primarily due to the timing of the gains on sale of real estate, property and equipment and assets held for sale. During the quarter ended March 31, 2023 the Company sold approximately 279 acres, in the aggregate, from the Alico Ranch to several third parties and recognized gains of approximately $1,596,000. By comparison, for the three months ended March 31, 2022, the Company recognized gains of approximately $26,604,000 relating to the sale of real estate, property and equipment and assets held for sale. In addition, the Company recognized an increase in interest expense of approximately $404,000 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, as a result of an increase in borrowings under the WCLC and an increase in the overall interest rates on its variable rate term debt and the WCLC.

Other income (expense), net for the six months ended March 31, 2023 and 2022 was approximately $2,371,000 and approximately $33,288,000, respectively. The decrease in other income, net, is primarily due to gains on sale of real estate, property and equipment and assets held for sale of approximately $4,763,000 relating to the sale during the six months ended March 31, 2023 of approximately 888 acres, in the aggregate, from the Alico Ranch to several third parties. By comparison, for the six months ended March 31, 2022, the Company recognized gains of approximately $35,049,000 relating to the sale of real estate, property and equipment and assets held for sale. Additionally, an increase in interest expense of approximately $651,000 for the six months ended March 31, 2023, as compared to the six months ended March 31, 2022, was the result of an increase in borrowings under the WCLC, and an increase in interest rates on its variable rate term debt and the variable rate interest on the WCLC.

Income Taxes

The income tax (benefit) provision was approximately ($534,000) and $6,579,000 for the three months ended March 31, 2023 and 2022, respectively, and approximately ($1,617,000) and $3,279,000 for the six months ended March 31, 2023 and 2022, respectively. During the six months ended March 31, 2022 the Company sold 1,638 acres of land to the State of Florida at a price below market value, which resulted in a charitable deduction for tax purposes and a tax benefit of approximately $4,900,000 impacting the income tax provision for the six-month period ended March 31, 2022. The decrease in the tax provision is the result of the net loss realized in the six-month period ending March 31, 2023 as compared to the net income realized in the six month period ending March 31, 2022, primarily due to the lower harvesting revenue generated and lower gains realized on the sale of real estate, property and equipment.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	March 31,	September 30,
	2023	2022	Change
Cash and cash equivalents	$148	$865	$(717)
Total current assets	$36,973	$31,616	$5,357
Total current liabilities	$14,311	$16,525	$(2,214)
Working capital	$22,662	$15,091	$7,571
Total assets	$411,561	$409,255	$2,306
Principal amount of term loans and lines of credit	$126,301	$111,624	$14,677
Current ratio	2.58 to 1	1.91 to 1

Sources and Uses of Liquidity and Capital

Alico's business has historically generated full fiscal year positive net cash flows from operating activities, although the net cash flow in the first quarter of each fiscal year has been negative because of seasonality and the associated need to expend cash in advance of generating revenues from the harvesting season. The Company's Early and Mid-Season and Valencia fiscal year 2023 harvest season generated lower revenue, as compared to the prior year, which decreased cash flow from operations for the first half of fiscal year 2023, as compared to the prior year. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under the Company’s credit facilities, and access to capital markets. Access to additional borrowings under revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, Alico may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating; (ii) liquidity of the overall capital markets; and (iii) the state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on acceptable terms, or at all.

The principal uses of cash that affect Alico’s liquidity position include the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions.

Management believes that a combination of cash-on-hand, cash generated from operations, and asset sales and availability under the Company’s lines of credit will provide sufficient liquidity to service the principal and interest payments on its indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. However, this is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

Borrowing Facilities and Long-term Debt

Alico has a $70,000,000 working capital line of credit, of which approximately $48,630,000 was available for general use as of March 31, 2023, and a $25,000,000 revolving line of credit, all of which was available for general use as of March 31, 2023 (see Note 5. “Long-Term Debt and Lines of Credit” to the accompanying Condensed Consolidated Financial Statements). Additionally, effective May 1, 2021, the Company converted its Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due at maturity, which is November 1, 2029. Such conversion has increased available cash and may be expected to continue to increase the available cash for the foreseeable future. The Company may utilize the available cash to pay down indebtedness, pursue citrus grove acquisitions, conduct share repurchases, and possibly reinstate increased dividends. If the Company chooses to pursue significant growth and other corporate opportunities, these actions could have a material adverse impact on its cash balances and may require the Company to finance such activities by drawing down on its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact Alico’s ability to pursue different growth and other corporate opportunities.

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

Alico’s credit facilities are subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $174,462,000 applicable for the year ended September 30, 2022; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of March 31, 2023, the Company was in compliance with all of the financial covenants, except for the minimum debt service coverage ratio of 1.10 to 1.00, for which the Company obtained a waiver from the lender, Rabo, for the second quarter ended March 31, 2023.

Cash Management Impacts

Cash and cash equivalents increased from approximately $26,000 as of March 31, 2022, to approximately $148,000 as of March 31, 2023. The components of these changes are discussed below.

Net Cash (Used In)/Provided By Operating Activities

The following table details the items contributing to Net Cash (Used In) Provided By Operating Activities for the six months ended March 31, 2023 and 2022:

(in thousands)	Six Months Ended March 31,
	2023	2022	Change
Net (loss) income	$(11,317)	$30,697	$(42,014)
Depreciation, depletion and amortization	7,847	7,668	179
Gain on sale of real estate, property and equipment and assets held for sale	(4,763)	(35,049)	30,286
Deferred income tax benefit	52	(4,746)	4,798
Loss on disposal of long-lived assets	4,032	909	3,123
Inventory net realized value adjustment	1,616	—	1,616
Debt issue costs expense	71	85	(14)
Other	18	—	18
Stock-based compensation expense	533	630	(97)
Change in operating assets and liabilities	(5,199)	8,604	(13,803)
Net cash (used in) provided by operating activities	$(7,110)	$8,798	$(15,908)

The ($15,908) change from $8,798 Net cash provided by operating activities for the six months ended March 31, 2022, to ($7,110) of Net cash used in operating activities for the six months ended March 31, 2023, was primarily due to the lower box production as result of Hurricane Ian, and a reduction in grove management fees due to the termination of the grove management services by the Grove Owners. The Company also recorded additional costs related to the clean-up and repair costs due to Hurricane Ian. The change in operating assets and liabilities is primarily due to a smaller decrease in the inventory balance for the six months ended March 31, 2023, as compared to the same period in the prior year, primarily due to the Hurricane Ian inventory adjustments recorded as of September 30, 2022.

Net Cash (Used In) Provided By Investing Activities

The following table details the items contributing to Net Cash (Used In) Provided By Investing Activities for the six months ended March 31, 2023 and 2022:

(in thousands)	Six Months Ended March 31,
	2023	2022	Change
Capital expenditures:
Citrus trees	$(7,665)	$(7,534)	$(131)
Equipment and other	(780)	(2,894)	2,114
Total	(8,445)	(10,428)	1,983

Acquisition of citrus groves	(29)	(136)	107
Net proceeds from sale of real estate, property and equipment and assets held for sale	4,927	36,657	(31,730)
Notes Receivable	(570)	—	(570)
Change in deposits on purchase of citrus trees	6	(95)	101
Net cash (used in) provided by investing activities	$(4,111)	$25,998	$(30,109)

The $30,109 change from $25,998 Net cash provided by investing activities for the six months ended March 31, 2022, to $4,111 of Net cash used in investing activities for the six months ended March 31, 2023, was primarily due to the timing of ranch sales. The Company received net proceeds of $36,657 from the sale of real estate, property and equipment and assets held for sale in the six months ended March 31, 2022, when compared to $4,927 during the six months ended March 31, 2023.

Net Cash Provided By (Used In) Financing Activities

The following table details the items contributing to Net Cash Provided By (Used In) Financing Activities for the six months ended March 31, 2023 and 2022:

(in thousands)	Six Months Ended March 31,
	2023	2022	Change
Repayments on revolving lines of credit	$(24,995)	$(46,470)	$21,475
Borrowings on revolving lines of credit	41,189	46,470	(5,281)
Principal payments on term loans	(1,517)	(2,143)	626
Exercise of stock options	—	170	(170)
Dividends paid	(4,173)	(7,533)	3,360
Net cash provided by (used in) financing activities	$10,504	$(9,506)	$20,010

The increase of $20,010 in cash provided by financing activities for the six months ended March 31, 2023 to $10,504, as compared to $9,506 cash used in financing activities for the six months ended March 31, 2022, was primarily due to the Company increasing the net borrowings under the working capital line of credit during the six months ended March 31, 2023, as compared to the same period in the prior year. This was primarily due to the lower proceeds from the sale of real estate, property and equipment and assets held for sale in the six months ended March 31, 2023, when compared to the prior six months ended March 31, 2022.

The Company had approximately $21,122,000 and $0 outstanding on its revolving lines of credit as of March 31, 2023 and 2022, respectively.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of March 31, 2023, there was approximately $248,000 in outstanding letters of credit, which correspondingly reduced Alico's availability under the WCLC line of credit.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2023, the Company had approximately $4,762,000 relating to outstanding commitments for these purchases that will be paid upon the delivery of the remaining citrus trees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three months ended March 31, 2023. The Company held various financial instruments as of March 31, 2023, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments such as term loan debt and other borrowings. The Company’s primary long-term obligations are fixed rate debts subject to fair value risk due to interest rate fluctuations. The Company believes that the carrying value of its long-term debt approximates fair value as of March 31, 2023 and continues to manage interest rate risk in the current environment by monitoring the value of its collateral. The Company is also subject to interest rate risk on its variable rate debt. A one-percentage-point increase in prevailing interest rates would have increased interest expense on our variable rate debt obligations by approximately $100,000 for the three months ended March 31, 2023.

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

Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weaknesses management identified in our internal control over financial reporting as previously disclosed in our Annual Report on the Form 10-K for the fiscal year ended September 30, 2022.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, management identified the following material weaknesses in our internal control over financial reporting that continued to exist as of March 31, 2023:

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

While we believe that these actions will remediate the identified material weaknesses, until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented, and concluded to be operating effectively, the material weaknesses will not be considered remediated. As we continue to evaluate and work to remediate the material weaknesses, we may take additional measures to address the control deficiencies.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2023, other than the changes described above in the “Remediation Plan,” there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 17, 2023, a class action complaint was filed in the Middle District of Florida captioned Sinder v. Alico, Inc. et al., Case No. 2:23-cv-00107 (the “Sinder” matter) asserting violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 against the Company and certain of its current and former officers on behalf of a putative class of investors who purchased the Company’s common stock between February 4, 2021 and December 13, 2022. The complaint alleges, among other things, that the Company and certain of its current and former officers made false and misleading statements and failed to disclose certain information regarding the Company’s financial reporting and December 13, 2022 restatement of the Company’s previously issued financial statements. Plaintiff seeks damages, interest, costs, expenses, attorneys’ fees, and other unspecified relief.

On March 7, 2023, an alleged shareholder filed a derivative complaint purportedly on behalf of the Company against certain of its current and former officers and directors in the 20th Judicial Circuit for Lee County, Florida captioned Assad v. Brokaw et al., Case # 23-CA-001484 (the “Assad” matter). The complaint asserts claims of breach of fiduciary duty and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. To the best of the Company’s knowledge as of April 28, 2023, no defendants have been served with this lawsuit.

The Company believes that the claims in both the Sinder and Assad matters are without merit. Although the outcome of any complex litigation is inherently uncertain, based on information presently known to management, the Company does not believe that the matters are likely to have a material adverse effect on its financial position, results of operations or cash flows.

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

There were no issuer repurchases of the Company’s equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Exhibit Index

3.1		Restated Certificate of Incorporation, dated February 17, 1972 (incorporated by reference to Exhibit 3.1 of Alico's filing on Form 10-K dated December 11, 2017)

3.2

Certificate of Amendment to Certificate of Incorporation, dated January 14, 1974 (incorporated by reference to Exhibit 4.2 of Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.3

Amendment to Articles of Incorporation, dated January 14, 1987 (incorporated by reference to Exhibit 4.3 of Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.4

Amendment to Articles of Incorporation, dated December 27, 1988 (incorporated by reference to Exhibit 4.4 of Alico’s Registration Statement on Form S-8, dated December 21, 2005, Registration No. 333-130575)

3.5		Second Amended By-Laws of Alico, Inc., amended and restated (incorporated by reference to Exhibit 3.6 of Alico’s filing on Form 8-K dated January 15, 2021)

10.1		Option To Defer Principal Payments - First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated February 17, 2023.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.

*		Filed herewith.
**		Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

May 4, 2023	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2023	By:	/s/ Perry Del Vecchio
Perry Del Vecchio
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)