Form 10-Q
period 2023-06-30
ALICO, INC.
filed 2023-08-03
CIK 3545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

There were 7,610,551 shares of common stock outstanding at August 1, 2023.

ALICO, INC.

FORM 10-Q

For the three and nine months ended June 30, 2023 and 2022

PART I

Item 1. Condensed Consolidated Financial Statements

Cautionary Statement Regarding Forward-Looking Information

We provide forward-looking information in this Quarterly Report on Form 10-Q, particularly in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q that are not historical facts, including without limitation statements regarding our future results of operations and financial position, pursuit of opportunistic land sales, recovery timeline for our groves, business strategy, plans and objectives of management for future operations are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management and can be identified by terms such as “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Alico believes the expectations reflected in the forward-looking statements are reasonable but cannot guarantee future results, level of activity, performance or achievements. Actual results may differ materially from those expressed or implied in the forward-looking statements. Therefore, Alico cautions you against relying on any of these forward-looking statements.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including, but not limited to: adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change; damage and loss to our citrus groves from disease including but not limited to citrus greening and citrus canker; hurricanes and tropical storms given our geographic concentration in Florida; any adverse event affecting our citrus business; our ability to maintain our market share in a highly competitive business; our dependency on our relationship with Tropicana and Tropicana’s relationship with certain third parties; heightened risks as a result of the sale of a majority of ownership of Tropicana to a French private equity firm; supply and demand pricing; development and execution of our strategic growth initiatives; product contamination and product liability claims; water use regulations restricting our access to water; changes in immigration laws; risks associated with acquisition of additional agricultural assets and other businesses; adverse impacts from dispositions of our assets; harm to our reputation; tax risks associated with a “Section 1031 Exchange”; undertaking one or more significant corporate transactions; seasonality of our citrus business; significant competition in our agricultural operations; fluctuations in our earnings as a result of market supply and prices and demand for our products; climate change, or legal, regulatory or market measures to address climate change and sustainability; increases in labor, personnel and benefits costs; increases in commodity or raw product costs, such as fuel and chemical costs; transportation risks; any change or the classification or valuation methods employed by county property appraisers related to our real estate taxes; any weakness or instability in the real estate industry; liability for the use of fertilizers, pesticides, herbicides and other potentially hazardous substances; compliance with applicable environmental laws; loss of key employees; material weaknesses and other control deficiencies, including as a result of restatement of our financial statements as of September 30, 2021, and the end of certain quarterly periods; the impact of any restatements and any resulting investigations, legal or administrative proceedings; the effect of inflation on our operations, including as a result of the conflict in Ukraine; increased costs as a result of being a public company; system security risks; the COVID-19 pandemic; any harm by natural disasters or epidemics; our indebtedness and ability to generate sufficient cash flow to service our debt obligations; higher interest expenses as a result of variable rates of interest for our debt; our ability to continue to pay cash dividends; and risks related with repurchases; and the other factors described under the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2022 (the “2022 Annual Report on Form 10-K”) and in our Quarterly Reports on Form 10-Q. Except as required by law, we do not undertake an obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

ALICO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	September 30,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,592	$865
Accounts receivable, net	4,363	324
Inventories	38,833	27,682
Income tax receivable	1,046	1,116
Assets held for sale	130	205
Prepaid expenses and other current assets	1,731	1,424
Total current assets	47,695	31,616
Property and equipment, net	368,290	372,479
Goodwill	2,246	2,246
Other non-current assets	2,895	2,914
Total assets	$421,126	$409,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,063	$3,366
Accrued liabilities	5,428	9,062
Long-term debt, current portion	2,098	3,035
Other current liabilities	800	1,062
Total current liabilities	15,389	16,525
Long-term debt:
Principal amount, net of current portion	102,791	103,661
Less: deferred financing costs, net	(653)	(748)
Long-term debt less current portion and deferred financing costs, net	102,138	102,913
Lines of credit	17,910	4,928
Deferred income tax liabilities, net	35,755	35,589
Other liabilities	282	435
Total liabilities	171,474	160,390
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,605,189 and 7,586,995 shares outstanding at June 30, 2023 and September 30, 2022, respectively	8,416	8,416
Additional paid in capital	20,011	19,784
Treasury stock, at cost, 810,956 and 829,150 shares held at June 30, 2023 and September 30, 2022, respectively	(27,444)	(27,948)
Retained earnings	243,245	243,490
Total Alico stockholders' equity	244,228	243,742
Noncontrolling interest	5,424	5,123
Total stockholders' equity	249,652	248,865
Total liabilities and stockholders' equity	$421,126	$409,255

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Operating revenues:
Alico Citrus	$6,712	$25,533	$37,917	$89,313
Land Management and Other Operations	572	405	1,249	1,603
Total operating revenues	7,284	25,938	39,166	90,916
Operating expenses:
Alico Citrus	(8,322)	24,489	33,493	83,365
Land Management and Other Operations	104	138	300	430
Total operating expenses	(8,218)	24,627	33,793	83,795
Gross profit	15,502	1,311	5,373	7,121
General and administrative expenses	2,930	2,557	8,106	7,679
Income (loss) from operations	12,572	(1,246)	(2,733)	(558)
Other income (expense), net:
Interest expense	(1,196)	(854)	(3,618)	(2,625)
Gain on sale of real estate, property and equipment and assets held for sale	2,605	5,755	7,368	40,804
Other income, net	14	9	44	19
Total other income, net	1,423	4,910	3,794	38,198
Income before income taxes	13,995	3,664	1,061	37,640
Income tax provision	1,923	1,002	306	4,281
Net income	12,072	2,662	755	33,359
Net (income) loss attributable to noncontrolling interests	(240)	44	140	180
Net income attributable to Alico, Inc. common stockholders	$11,832	$2,706	$895	$33,539
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$1.56	$0.36	$0.12	$4.44
Diluted	$1.56	$0.36	$0.12	$4.44
Weighted-average number of common shares outstanding:
Basic	7,605	7,570	7,599	7,551
Diluted	7,605	7,589	7,599	7,561

Cash dividends declared per common share	$0.05	$0.50	$0.15	$1.50

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended June 30, 2023

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at March 31, 2023	8,416	$8,416	$19,985	$(27,616)	$231,793	$232,578	$4,743	$237,321
Net income	—	—	—	—	11,832	11,832	240	12,072
Dividends ($0.05/share)	—	—	—	—	(380)	(380)	—	(380)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	441	441
Stock-based compensation:
Directors	—	—	(35)	172	—	137	—	137
Executives and Managers	—	—	61	—	—	61	—	61
Balance at June 30, 2023	8,416	$8,416	$20,011	$(27,444)	$243,245	$244,228	$5,424	$249,652

For the Nine Months Ended June 30, 2023

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2022	8,416	$8,416	$19,784	$(27,948)	$243,490	$243,742	$5,123	$248,865
Net income (loss)	—	—	—	—	895	895	(140)	755
Dividends ($0.15/share)	—	—	—	—	(1,140)	(1,140)	—	(1,140)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	441	441
Stock-based compensation:
Directors	—	—	(53)	503	—	450	—	450
Executives and Managers	—	—	224	—	—	224	—	224
Employees	—	—	56	1	—	57	—	57
Balance at June 30, 2023	8,416	$8,416	$20,011	$(27,444)	$243,245	$244,228	$5,424	$249,652

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands)

For the Three Months Ended June 30, 2022

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at March 31, 2022 (Restated)	8,416	$8,416	$19,963	$(29,027)	$269,450	$268,802	$5,266	$274,068
Net income (loss)	—	—	—	—	2,706	2,706	(44)	2,662
Dividends ($0.50/share)	—	—	—	—	(3,792)	(3,792)	—	(3,792)
Exercise of stock options			19	276	—	295		295
Stock-based compensation:
Directors	—	—	27	130	—	157	—	157
Executives and Managers	—	—	(471)	528	—	57	—	57
Employees	—	—	93	(3)	—	90	—	90
Balance at June 30, 2022 (Restated)	8,416	$8,416	$19,631	$(28,096)	$268,364	$268,315	$5,222	$273,537

For the Nine Months Ended June 30, 2022

			Additional			Total	Non-
	Common stock		Paid In	Treasury	Retained	Alico, Inc.	controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Equity	Interest	Equity
Balance at September 30, 2021 (Restated)	8,416	$8,416	$19,989	$(29,853)	$246,163	$244,715	$5,402	$250,117
Net income (loss)	—	—	—	—	33,539	33,539	(180)	33,359
Dividends ($1.50/share)	—	—	—	—	(11,338)	(11,338)	—	(11,338)
Exercise of stock options	—	—	34	431	—	465	—	465
Stock-based compensation:
Directors	—	—	77	428	—	505	—	505
Executives and Managers	—	—	(359)	671	—	312	—	312
Employees	—	—	(110)	227	—	117	—	117
Balance at June 30, 2022 (Restated)	8,416	$8,416	$19,631	$(28,096)	$268,364	$268,315	$5,222	$273,537

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities:
Net income	$755	$33,359
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	11,685	11,476
Debt issue costs expense	106	214
Gain on sale of real estate, property and equipment and assets held for sale	(7,368)	(40,804)
Loss on disposal of long-lived assets	5,535	2,228
Inventory net realizable value adjustment	1,616	—
Deferred income tax provision (benefit)	166	(4,758)
Stock-based compensation expense	731	934
Other	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,039)	1,509
Inventories	(12,767)	4,376
Prepaid expenses	(307)	(428)
Income tax receivable	70	3,233
Other assets	315	(556)
Accounts payable and accrued liabilities	3,355	(3,618)
Income taxes payable	—	3,138
Other liabilities	(467)	489
Net cash (used in) provided by operating activities	(618)	10,792

Cash flows from investing activities:
Purchases of property and equipment	(12,923)	(15,112)
Acquisition of citrus groves	(77)	(136)
Net proceeds from sale of real estate, property and equipment and assets held for sale	7,583	42,718
Notes receivable	(570)	—
Change in deposits on purchase of citrus trees	269	65
Net cash (used in) provided by investing activities	(5,718)	27,535

Cash flows from financing activities:
Repayments on revolving lines of credit	(51,953)	(46,470)
Borrowings on revolving lines of credit	64,935	46,470
Principal payments on term loans	(1,807)	(18,839)
Capital contribution received from noncontrolling interest	441	—
Exercise of stock options	—	465
Dividends paid	(4,553)	(11,310)
Net cash provided by (used in) financing activities	7,063	(29,684)

Net increase in cash and cash equivalents and restricted cash	727	8,643
Cash and cash equivalents and restricted cash at beginning of the period	865	886

Cash and cash equivalents and restricted cash at end of the period	$1,592	$9,529

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Description of Business

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 72,000 acres of land and approximately 90,000 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.

Basis of Presentation

The Company has prepared the accompanying financial statements on a condensed consolidated basis. These accompanying unaudited condensed consolidated interim financial statements, which are referred to herein as the “Financial Statements,” have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Article 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. These Financial Statements do not include all the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations. Accordingly, the Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on December 13, 2022 (the “2022 Annual Report on Form 10-K”).

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

During the audit of our financial statements for the period ending September 30, 2022, the Company discovered an error in the calculation of the deferred tax liabilities for the fiscal years 2015 through 2019. As disclosed in the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s 2022 Annual Report on Form 10-K, this error was corrected and resulted in a cumulative increase in the Company’s Retained Earnings of approximately $2,512,000. As a result, the Retained Earnings balances at September 30, 2021, March 31, 2022, and June 30, 2022 are captioned as Restated in the accompanying Condensed Consolidated Statements of Changes in Equity (Unaudited).

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

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of June 30, 2023, and September 30, 2022, the Company had total receivables relating to sales of citrus of approximately $4,005,000 and $124,000, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.

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

The Company recorded approximately $0 and $10,552,000 of operating revenue relating to these grove management services, including the management fee, in the nine months ended June 30, 2023 and 2022, respectively, for this group of third-party grove owners noted above. The Company recorded approximately $0 and $9,664,000 of operating expenses relating to these grove management services in the nine months ended June 30, 2023 and 2022, respectively, for this group of third-party grove owners noted above.

Disaggregated Revenue

Revenues disaggregated by significant products and services for the three and nine months ended June 30, 2023 and 2022 are as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Alico Citrus
Early and Mid-Season	$—	$—	$11,954	$28,287
Valencias	6,064	21,601	23,994	47,455
Fresh Fruit	48	—	570	1,229
Grove Management Services	427	3,835	978	11,669
Other	173	97	421	673
Total	$6,712	$25,533	$37,917	$89,313

Land Management and Other Operations
Land and Other Leasing	$474	$359	$1,028	$1,329
Other	98	46	221	274
Total	$572	$405	$1,249	$1,603

Total Revenues	$7,284	$25,938	$39,166	$90,916

Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net income of approximately $490,000 and a net loss of approximately $90,000 for the three months ended June 30, 2023 and 2022, respectively, and a net loss of approximately $286,000 and approximately $368,000 for the nine months ended June 30, 2023 and 2022, respectively, of which 51% is attributable to the Company.

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

The COVID-19 Pandemic

Measures imposed by federal, state, and local governments throughout the United States in response to the COVID-19 Pandemic had a significant adverse impact upon many sectors of the economy, including certain agriculture businesses. While epidemiological conditions in the United States have improved as of June 30, 2023, and certain restrictions on social and commercial activity have been relaxed, a resurgence of the virus, such as variant BA.5, could cause epidemiological and macroeconomic conditions to deteriorate and more severe restrictions to be put in place. It is not possible for the Company to predict the duration or magnitude of any adverse effects due to a resurgence at this time. We will continue to monitor the COVID-19 pandemic and its impacts on our business, financial condition, and results of operations.

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

Note 2. Inventories

Inventories consist of the following at June 30, 2023 and September 30, 2022:

(in thousands)	June 30,	September 30,
	2023	2022
Unharvested fruit crop on the trees	$37,374	$26,717
Other	1,459	965
Total inventories	$38,833	$27,682

The Company records its inventory at the lower of cost or net realizable value. For the nine months ended June 30, 2023 and the fiscal year ended September 30, 2022, the Company recorded approximately $1,616,000 and approximately $6,676,000, respectively, for adjustments to reduce inventory to net realizable value, as a result of the impact of Hurricane Ian, which adversely impacted the Company’s unharvested citrus crop as of March 31, 2023 and September 30, 2022. No additional adjustment was required for the three months ended June 30, 2023.

The Company, for the fiscal year ended September 30, 2022, recorded a casualty loss to reduce the carrying value of the unharvested fruit crop on trees inventory by approximately $14,900,000. No additional casualty loss was recorded for the nine months ended June 30, 2023.

In the three and nine months ended June 30, 2023, the Company received insurance proceeds relating to Hurricane Ian of approximately $16,643,000 and $21,403,000, respectively, for crop claims, which have been recorded as a reduction in operating expenses in the Condensed Consolidated Statement of Operations. The Company has received the remaining crop insurance claims of approximately $329,000 in July 2023.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the fiscal years ended September 30, 2022, 2021 and 2020, the Company received approximately $1,123,000, $4,299,000 and $4,629,000, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. The Company received the remaining portion of approximately $1,315,000 during the nine months ended June 30, 2023. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.

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

Note 3. Assets Held for Sale

In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at June 30, 2023 and September 30, 2022:

(in thousands)	Carrying Value
	June 30,	September 30,
	2023	2022
Ranch	$130	$205
Total assets held for sale	$130	$205

During the third quarter 2023, the Company sold approximately 548 acres to a third party for approximately $2,739,000 and recognized a gain of approximately $2,613,000.

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

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following at June 30, 2023 and September 30, 2022:

(in thousands)	June 30,	September 30,
	2023	2022
Citrus trees	$332,749	$329,582
Equipment and other facilities	58,238	58,021
Buildings and improvements	7,081	7,374
Total depreciable properties	398,068	394,977
Less: accumulated depreciation and depletion	(143,401)	(135,990)
Net depreciable properties	254,667	258,987
Land and land improvements	113,623	113,492
Property and equipment, net	$368,290	$372,479

For the nine months ended June 30, 2023 and fiscal year ended September 30, 2022, the Company did not record any impairments.

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

Note 5. Long-Term Debt and Lines of Credit

The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$371	$70,000	$435
Met Variable-Rate Term Loans	19,094	97	19,906	113
Met Citree Term Loan	3,888	24	4,013	27
Pru Loans A & B	11,907	161	12,777	173
	104,889	653	106,696	748
Less current portion	2,098	—	3,035	—
Long-term debt	$102,791	$653	$103,661	$748

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
(in thousands)	Principal	Deferred Financing Costs, Net	Principal	Deferred Financing Costs, Net
Lines of Credit:
RLOC	$—	$99	$—	$110
WCLC	17,910	—	4,928	—
Lines of Credit	$17,910	$99	$4,928	$110

Future maturities of long-term debt and lines of credit as of June 30, 2023 are as follows:

(in thousands)
June 30, 2023
Due within one year	$2,098
Due between one and two years	3,035
Due between two and three years	20,945
Due between three and four years	3,035
Due between four and five years	3,035
Due beyond five years	90,651

Total future maturities	$122,799

Interest costs expensed and capitalized were as follows:

(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$1,196	$854	$3,618	$2,625
Interest capitalized	391	395	1,005	1,026
Total	$1,587	$1,249	$4,623	$3,651

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

The Met Variable-Rate Term Loans are subject to quarterly principal payments of $406,250 and historically bore an interest rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). Effective February 17, 2023, the Company agreed to defer the next three quarterly principal payments which were previously due May 2023, August 2023 and November 2023 to the maturity date of the loan. For the fiscal year ended September 30, 2022, the LIBOR rate was effective from October 1, 2021 through July 31, 2022.The LIBOR spread was subject to adjustment by Met beginning May 1, 2017 and was subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019, or at May 1, 2021. Effective August 1, 2022, the interest rate was renegotiated to the One Month Term Secured Overnight Financing Rate (SOFR) plus 175 basis points (the “SOFR spread”). The SOFR spread is subject to adjustment by Met every 2 years beginning May 1, 2023, until maturity. Effective May 1, 2023 the SOFR spread was adjusted to 220 basis points. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 7.37% per annum and 4.27% per annum, as of June 30, 2023 and September 30, 2022, respectively. The Met Variable-Rate Term Loans mature on November 1, 2029.

With respect to the RLOC, for the fiscal year ended September 30, 2022, the LIBOR-based rate was effective from October 1, 2021 through July 31, 2022 and bore interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. Effective August 1, 2022, the LIBOR-based rate was renegotiated to SOFR plus 175 basis points. The SOFR spread is subject to adjustment by lender every 2 years beginning May 1, 2023, until maturity. Effective May 1, 2023 the SOFR spread was adjusted to 220 basis points. The LIBOR spread was adjusted by Met on May 1, 2017 and was subject to further adjustment every two years thereafter. No adjustment was made on May 1, 2019 or on May 1, 2021. In October 2019, the RLOC agreement was modified to extend the maturity to November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit. The RLOC is available for funding general corporate needs. The variable interest rate was 7.37% per annum and 4.27% per annum as of June 30, 2023 and September 30, 2022, respectively. Availability under the RLOC was $25,000,000 as of both June 30, 2023 and September 30, 2022.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The interest rate on the WCLC was based on the one-month LIBOR, plus a spread, which was adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The WCLC agreement was amended on October 27, 2022, primarily to extend the maturity to November 1, 2025, and convert the interest rate from LIBOR plus a spread to SOFR plus a spread, which spread is adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. There were no changes to the commitment amount. The variable interest rate was 7.66% at June 30, 2023 (representing the rate based on SOFR, plus the spread) and the interest rate at September 30, 2022 was 4.31% per annum (representing the rate based upon LIBOR, plus the spread). The WCLC agreement provides for Rabo to issue up to $2,000,000 in letters of credit on the Company’s behalf, of which $248,000 was outstanding as of June 30, 2023, which correspondingly reduced the Company's availability under the line of credit.

The WCLC is subject to a quarterly commitment fee on the daily unused availability under the line computed as the commitment amount less the aggregate of the outstanding loans and outstanding letters of credit. The commitment fee is adjusted quarterly based on Alico's debt service coverage ratio for the preceding quarter and can vary from a minimum of 20 basis points to a maximum of 30 basis points. Commitment fees were charged at 20 basis points; as of May 18, 2023, the Company is being charged at 30 basis points.

There was approximately $17,910,000 and $4,928,000 outstanding on the WCLC at June 30, 2023 and September 30, 2022, respectively. Availability under the WCLC was approximately $51,842,000 and $64,762,000 as of June 30, 2023 and September 30, 2022, respectively.

In 2014, the Company capitalized approximately $2,834,000 of debt financing costs related to a refinancing and approximately $339,000 of costs related to the retired debt. Additionally, financing costs of approximately $23,000 were incurred in the fiscal year ended September 30, 2020 in connection with the letters of credit. During the three months ended June 30, 2022, the Company expensed approximately $94,000 in deferred financing costs related to the Met Variable-Rate Term Loan prepayment of approximately $15,625,000 on April 29, 2022. All costs are included in deferred financing costs and are being amortized to interest expense over the applicable terms of the obligations. The unamortized balance of deferred financing costs related to the financing above was approximately $567,000 and approximately $658,000 at June 30, 2023 and September 30, 2022, respectively.

These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $174,462,000 for the year ended September 30, 2022; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00, and; (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of June 30, 2023, the Company was in compliance with all of the financial covenants.

Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree (“Met Citree Loan”). This is a $5,000,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. Effective February 17, 2023, the Company agreed to defer the next three quarterly principal payments which were previously due May 2023, August 2023 and November 2023 to the maturity date of the loan. At June 30, 2023 and September 30, 2022, there was an outstanding balance of $3,888,000 and $4,013,000, respectively. The loan matures in February 2029. The unamortized balance of deferred financing costs related to this loan was approximately $24,000 and $27,000 at June 30, 2023 and September 30, 2022, respectively.

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

The Pru Loans A & B are subject to an annual financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of June 30, 2023.

The unamortized balance of deferred financing costs related to the Silver Nip Citrus debt was approximately $161,000 and $173,000 at June 30, 2023 and September 30, 2022, respectively.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2023 and September 30, 2022:

(in thousands)	June 30,	September 30,
	2023	2022
Ad valorem taxes	$1,423	$2,024
Accrued interest	998	764
Accrued employee wages and benefits	1,747	1,713
Accrued dividends	380	3,793
Accrued insurance	226	345
Professional fees	425	303
Other accrued liabilities	229	120
Total accrued liabilities	$5,428	$9,062

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

For the three and nine months ended June 30, 2023 and 2022, basic and diluted earnings per common share were as follows:

(in thousands except per share amounts)	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Alico, Inc. common stockholders	$11,832	$2,706	$895	$33,539

Weighted average number of common shares outstanding – basic	7,605	7,570	7,599	7,551
Dilutive effect of equity-based awards	—	19	—	10
Weighted average number of common shares outstanding – diluted	7,605	7,589	7,599	7,561

Net income per common share attributable to Alico, Inc. common stockholders:
Basic	$1.56	$0.36	$0.12	$4.44
Diluted	$1.56	$0.36	$0.12	$4.44

For the three and nine months ended June 30, 2023 and 2022 there were no anti-dilutive equity awards excluded from the calculation of diluted earnings per common share.

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

Information by operating segment is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Alico Citrus	$6,712	$25,533	$37,917	$89,313
Land Management and Other Operations	572	405	1,249	1,603
Total revenues	7,284	25,938	39,166	90,916

Operating expenses:
Alico Citrus	(8,322)	24,489	33,493	83,365
Land Management and Other Operations	104	138	300	430
Total operating expenses	(8,218)	24,627	33,793	83,795

Gross profit:
Alico Citrus	15,034	1,044	4,424	5,948
Land Management and Other Operations	468	267	949	1,173
Total gross profit	$15,502	$1,311	$5,373	$7,121

Depreciation, depletion and amortization:
Alico Citrus	$3,714	$3,676	$11,318	$11,043
Land Management and Other Operations	23	13	41	84
Other Depreciation, Depletion and Amortization	101	119	326	349
Total depreciation, depletion and amortization	$3,838	$3,808	$11,685	$11,476

(in thousands)	June 30,	September 30,
	2023	2022
Assets:
Alico Citrus	$407,923	$396,266
Land Management and Other Operations	11,833	11,326
Other Corporate Assets	1,370	1,663
Total Assets	$421,126	$409,255

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

Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
Operating lease components	2023	2022	2023	2022
Operating leases costs recorded in general and administrative expenses	$30	$31	$91	$109

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

June 30, 2023
Weighted-average remaining lease term	1.23 years
Weighted-average discount rate	1.80%

Note 11. Stockholders’ Equity

Effective January 27, 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”) which provides for up to 1,250,000 common shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholder value. The 2015 Plan was approved by the Company’s stockholders in February 2015. The Company’s 2015 Plan provides for grants to eligible participants in various forms including restricted shares of the Company’s common stock and stock options. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Non-vested restricted shares generally vest over requisite service periods of one to six years from the date of grant.

The Company recognizes stock-based compensation expense for (i) Board of Directors fees (generally paid in treasury stock), and (ii) other awards under the 2015 Plan (paid in restricted stock and stock options). Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Stock Compensation – Board of Directors

The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was approximately $137,000 and $157,000 for the three months ended June 30, 2023 and 2022, respectively, and $450,000 and $505,000 for the nine months ended June 30, 2023 and 2022, respectively.

Restricted Stock

Stock compensation expense related to the Restricted Stock was approximately $61,000 and $253,000 for the three and nine months ended June 30, 2023, respectively, and approximately $129,000 and $333,000 for the three and nine months ended June 30, 2022, respectively. There was approximately $441,000 and $692,000 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at June 30, 2023 and September 30, 2022, respectively.

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

Stock Option Grant

Stock option grants of 118,000 options to certain officers and managers of the Company (collectively the “2020 Option Grants”) were granted on October 11, 2019. The option exercise price was set at $33.96, the closing price on October 11, 2019. The 2020 Option Grants were to have vested as follows: (i) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $35.00; (ii) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40.00; (iii) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45.00; and (iv) 25% of the options were to have vested if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.00. If the applicable stock price hurdles were not achieved by (A) the date that is 18 months following the termination of employment, if the employment is terminated due to death or disability, (B) the date that is 12 months following the termination of employment, if the employment is terminated by the Company without cause, by the employee with good reason, or due to the employee’s retirement, or (C) the date of the termination of employment for any other reason, then any unvested options will be forfeited. In addition, if the applicable stock price hurdles were not achieved by December 31, 2022, then any unvested options were to have been forfeited. During the nine months ended June 30, 2023, the stock did not trade above $40.00 per share for twenty consecutive days (the $35.00 per share threshold was met during fiscal year 2020 and thus 25% was previously vested); accordingly, no additional amounts of the 2020 Option Grants were vested as of June 30, 2023. On December 15, 2021, an officer of the Company exercised 5,000 stock options that had previously vested. Additionally, in the three months ended June 30, 2022, three officers of the Company exercised 9,000 options that had previously vested. As of June 30, 2023, only the first hurdle under each such option grant had been reached; therefore, only 25% of each option grant vested and the remainder of the options have now been forfeited.

Stock compensation expense related to the options of approximately $0 and $18,000 was recognized for the three and nine months ended June 30, 2023, respectively, and approximately $18,000 and $96,000 was recognized for the three and nine months ended June 30, 2022, respectively. At June 30, 2023 and September 30, 2022, there was approximately $0 and $18,000, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants.

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

The weighted-average grant-date fair value of the 2020 Option Grant was $3.20. There were no additional stock options granted for the three and nine months ended June 30, 2023.

The following table illustrates the Company’s treasury stock activity for the nine months ended June 30, 2023:

(in thousands, except share amounts)
	Shares	Cost
Balance as of September 30, 2022	829,150	$27,948
Issued to employees and directors, net	(18,194)	(504)
Balance as of June 30, 2023	810,956	$27,444

Note 12. Commitments and Contingencies

Letters of Credit

The Company had outstanding standby letters of credit in the total amount of approximately $248,000 and $310,000 at June 30, 2023 and September 30, 2022, respectively, to secure its various contractual obligations.

Legal Proceedings

From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial condition.

On February 17, 2023, a class action complaint was filed in the Middle District of Florida captioned Sinder v. Alico, Inc. et al., Case No. 2:23-cv-00107 (the “Sinder” matter) asserting violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 against the Company and certain of its current and former officers on behalf of a putative class of investors who purchased the Company’s common stock between February 4, 2021 and December 13, 2022. The complaint alleges, among other things, that the Company and certain of its current and former officers made false and misleading statements and failed to disclose certain information regarding the Company’s financial reporting and December 13, 2022 restatement of the Company’s previously issued financial statements. Plaintiff seeks damages, interest, costs, expenses, attorneys’ fees, and other unspecified relief. The Court overseeing the Sinder matter has ordered the plaintiff to file an amended complaint on or before August 28, 2023. In response, the Company anticipates moving to dismiss the amended complaint on behalf of all defendants, on or before October 27, 2023. All discovery is stayed in the Sinder matter pending a ruling on the Company’s anticipated motion to dismiss.

On March 7, 2023, an alleged shareholder filed a derivative complaint purportedly on behalf of the Company against certain of its current and former officers and directors in the 20th Judicial Circuit for Lee County, Florida captioned Assad v. Brokaw et al., Case # 23-CA-001484 (the “Assad” matter). The complaint asserts claims of breach of fiduciary duty and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. On June 20, 2023, the Court entered an order staying proceedings in the Assad matter until a ruling on the Company’s anticipated motion to dismiss in the Sinder matter.

The Company believes that the claims in both the Sinder and Assad matters are without merit. Although the outcome of any complex litigation is inherently uncertain, based on information presently known to management, the Company does not believe that the matters will have a material adverse impact on its financial condition.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2023, the Company had approximately $4,380,000 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q, our 2022 Annual Report on Form 10-K, and in our other filings with the SEC. The discussion and analysis below include forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our 2022 Annual Report on Form 10-K that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Business Overview

Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of its citrus products, providing services to citrus groves owned by third parties, and grazing and hunting leasing. The Company operates as two business segments, and all its operating revenues are generated in the United States. For the three months ended June 30, 2023 and June 30, 2022, the Company generated operating revenues of approximately $7,284,000 and $25,938,000, respectively, net income from operations of approximately $12,572,000 and a loss from operations of approximately $1,246,000, respectively, and net income attributable to common stockholders of approximately $11,832,000 and $2,706,000, respectively. Net cash used in operating activities was approximately $618,000 for the nine months ended June 30, 2023.

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

For the three months ended June 30, 2023, the Alico Citrus segment generated 92.1% of the Company’s consolidated revenues and the Land Management and Other Operations segment generated 7.9% of the Company’s consolidated revenues.

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

See Note 1. “Description of Business and Basis of Presentation” to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recent accounting pronouncements. There have been no material changes to the Company’s critical accounting policies and estimates from those reflected in the Company’s 2022 Annual Report on Form 10-K.

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

The Company maintains crop insurance and property and casualty insurance and has received, as of June 30, 2023, approximately $21,403,000 in proceeds for crop claims and approximately $839,000 relating to property and casualty damage claims. During July 2023, the Company received additional Hurricane Ian crop insurance proceeds of approximately $329,000.

Citrus Greening Treatment

In 2022, the Company began testing a new application of the Citrus Greening therapy Oxytetracycline (“OTC”), which is used in citrus and other crops. Although not a cure for citrus greening, this OTC application is expected to mitigate some of the impacts of citrus greening and is expected to decrease the rate of fruit drop and improve fruit quality. After a review of the new application method by the U.S. Environmental Protection Agency, the Florida Department of Agriculture and Consumer Services (“FDACS”) granted a special local-need registration (24c) on October 28, 2022. The Company began treating its trees on January 16, 2023, as the product and application devices became available, and as of June 30, 2023 had treated over 35% of its trees. The extent of any benefit of the OTC application will not be measurable until the completion of the fiscal year 2024 harvest.

Extension of the Working Capital Line of Credit

On October 27, 2022, the working capital line of credit agreement (“WCLC”) was amended. The primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread. This spread is adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter, and can vary from 175 to 250 basis points. There were no changes to the commitment amount.

Sales and Purchase of Land

During the third quarter 2023, the Company sold approximately 548 acres to a third party for approximately $2,739,000 and recognized a gain of approximately $2,613,000.

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

Federal Relief Program – Hurricane Irma

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. The Company has received a total of approximately $26,900,000 in Hurricane Irma federal relief for the period commencing in fiscal year ended September 30, 2019 through December 31, 2022. As of December 31, 2022, the Company has received all funds due under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations. For the nine months ended June 30, 2023 and June 30, 2022, the Company received Hurricane Irma federal relief proceeds of approximately $1,315,000 and $1,123,000, respectively.

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

Condensed Consolidated Results of Operations

The following discussion provides an analysis of Alico’s results of operations and should be read in conjunction with the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2023 and 2022:

(in thousands)
	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Operating revenues:
Alico Citrus	$6,712	$25,533	$(18,821)	(73.7)%	$37,917	$89,313	$(51,396)	(57.5)%
Land Management and Other Operations	572	405	167	41.2%	1,249	1,603	(354)	(22.1)%
Total operating revenues	7,284	25,938	(18,654)	(71.9)%	39,166	90,916	(51,750)	(56.9)%

Gross profit:
Alico Citrus	15,034	1,044	13,990	NM	4,424	5,948	(1,524)	(25.6)%
Land Management and Other Operations	468	267	201	75.3%	949	1,173	(224)	(19.1)%
Total gross profit	15,502	1,311	14,191	NM	5,373	7,121	(1,748)	(24.5)%

General and administrative expenses	2,930	2,557	373	14.6%	8,106	7,679	427	5.6%
Income (loss) from operations	12,572	(1,246)	13,818	NM	(2,733)	(558)	(2,175)	NM
Total other income, net	1,423	4,910	(3,487)	(71.0)%	3,794	38,198	(34,404)	(90.1)%
Income before income taxes	13,995	3,664	10,331	NM	1,061	37,640	(36,579)	(97.2)%
Income tax provision	1,923	1,002	921	91.9%	306	4,281	(3,975)	(92.9)%
Net income	12,072	2,662	9,410	NM	755	33,359	(32,604)	(97.7)%
Net (income) loss attributable to noncontrolling interests	(240)	44	(284)	NM	140	180	(40)	(22.2)%
Net income attributable to Alico, Inc. common stockholders	$11,832	$2,706	$9,126	NM	$895	$33,539	$(32,644)	(97.3)%

NM = Not meaningful

The following discussion provides an analysis of the Company’s two operating segments, Alico Citrus and Land Management and Other Operations segments:

Alico Citrus

The table below presents key operating measures for the three and nine months ended June 30, 2023 and 2022 for the Alico Citrus segment:

(in thousands, except per box and per pound solids data)

	Three Months Ended				Nine Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	Unit	%	2023	2022	Unit	%
Operating Revenues:
Early and Mid-Season	$—	$—	$—	—%	$11,954	$28,287	$(16,333)	(57.7)%
Valencias	6,064	21,601	(15,537)	(71.9)%	23,994	47,455	(23,461)	(49.4)%
Fresh Fruit	48	—	48	NM	570	1,229	(659)	(53.6)%
Purchase and Resale of Fruit	78	67	11	16.4%	312	574	(262)	(45.6)%
Grove Management Services	427	3,835	(3,408)	(88.9)%	978	11,669	(10,691)	(91.6)%
Other	95	30	65	NM	109	99	10	10.1%
Total	$6,712	$25,533	$(18,821)	(73.7)%	$37,917	$89,313	$(51,396)	(57.5)%
Boxes Harvested:
Early and Mid-Season	—	—	—	—%	979	2,175	(1,196)	(55.0)%
Valencias	415	1,391	(976)	(70.2)%	1,669	3,274	(1,605)	(49.0)%
Total Processed	415	1,391	(976)	(70.2)%	2,648	5,449	(2,801)	(51.4)%
Fresh Fruit	1	—	1	NM	41	88	(47)	(53.8)%
Total	416	1,391	(975)	(70.1)%	2,689	5,537	(2,848)	(51.4)%
Pound Solids Produced:
Early and Mid-Season	—	—	—	—%	4,586	11,034	(6,448)	(58.4)%
Valencias	2,142	7,975	(5,833)	(73.1)%	8,702	17,756	(9,054)	(51.0)%
Total	2,142	7,975	(5,833)	(73.1)%	13,288	28,790	(15,502)	(53.8)%
Pound Solids per Box:
Early and Mid-Season	—	—	—	—%	4.68	5.07	(0.39)	(7.7)%
Valencias	5.16	5.73	(0.57)	(9.9)%	5.21	5.42	(0.21)	(3.9)%
Price per Pound Solids:
Early and Mid-Season	$—	$—	$—	—%	$2.61	$2.56	$0.05	2.0%
Valencias	$2.83	$2.71	$0.12	4.4%	$2.76	$2.67	$0.09	3.4%
Price per Box:
Fresh Fruit	NM	$—	$—	NM	$14.02	$13.97	$0.05	0.4%
Operating Expenses:
Cost of Sales	$6,603	$16,777	$(10,174)	(60.6)%	$45,647	$57,664	$(12,017)	(20.8)%
Harvesting and Hauling	2,047	4,356	(2,309)	(53.0)%	10,573	15,965	(5,392)	(33.8)%
Purchase and Resale of Fruit	251	44	207	NM	434	449	(15)	(3.3)%
Grove Management Services	306	3,312	(3,006)	(90.8)%	613	10,410	(9,797)	(94.1)%
Other	(17,529)	—	(17,529)	NM	(23,774)	(1,123)	(22,651)	NM
Total	$(8,322)	$24,489	$(32,811)	NM	$33,493	$83,365	$(49,872)	(59.8)%

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

Comparison of the Three and Nine Months Ended June 30, 2023 and 2022 for the Alico Citrus Segment

The decrease in revenue for the three and nine months ended June 30, 2023, compared to the three and nine months ended June 30, 2022, was primarily due to a decrease in revenue generated from the Early and Mid-Season and Valencia fruit harvested, driven by the increased fruit drop caused by the impact of Hurricane Ian and a decrease in Grove Management Services, as described further below.

The decrease in the Early and Mid-Season and Valencia fruit harvested was primarily driven by a decrease in processed box production and a decrease in pound solids per box for both the Early and Mid-Season and Valencia Crop for the nine months ended June 30, 2023. The Company decided to accelerate the harvesting of the Early and Mid-Season and Valencia crops to maximize the box production and avoid additional fruit drop as a result of the impact of Hurricane Ian. The Early and Mid-Season harvest is complete and pound solids per box decreased 7.7% and the processed box production decreased 55.0% as compared to the same nine-month period in the prior year. The Valencia harvest is complete and the fruit harvest box production as of June 30, 2023 decreased 49.0% and pound solids per box decreased 3.9%, as compared to the same period in the prior year. Although Hurricane Ian impacted the fiscal year 2023 harvest, and we expect it may take up to two full seasons or more for the groves to recover to pre-hurricane production levels, there does not appear to be long-term damage to the citrus trees.

The Company also recorded a decrease in revenue from sales of Fresh Fruit. The decrease in the Fresh Fruit is primarily due to a decrease in both boxes sold and pricing per box.

The decrease in Grove Management Services is primarily due to a primary group of third-party grove owners, who are affiliated with each other (collectively, the “Grove Owners”), to whom the Company was providing caretaking management services, deciding to exit the citrus business at the beginning of the three month period ended June 30, 2022, thereby eliminating their need for caretaking management services. The Company recorded approximately $0 and $10,552,000 of revenue from the Grove Owners relating to Grove Management Services for the nine months ended June 30, 2023 and 2022, respectively. As a result, caretaking management services and the accompanying reimbursement of caretaking expenses decreased during the three and nine months ended June 30, 2023, when compared to the same periods in the prior year.

In its July 12, 2023 Citrus Crop Forecast for the 2022-23 harvest season, the USDA indicated its expectation is that the overall Florida orange crop decreased from approximately 41,200,000 boxes for the 2021-22 crop year to approximately 15,850,000 boxes for the 2022-23 crop year, a decrease of approximately 61.5%, as compared to an overall decrease of 51.4% for the Company. The Company, along with the Florida citrus industry in general, is recording a smaller number of boxes harvested due to an even greater fruit drop rate, attributed to the hurricane and disease during the current harvest season, as compared to the previous year.

The decrease in operating expenses for the nine months ended June 30, 2023, as compared to the nine months ended June 30, 2022, primarily relates to the inventory adjustments recorded at September 30, 2022 on the ending inventory balance, as a result of the impact of Hurricane Ian, which effectively lowered the inventory to be expensed in fiscal year 2023, as well as the receipt of approximately $21,403,000 in crop insurance reimbursements. The Company experienced significant cost increases in fertilizer, herbicide, labor and fuel in maintaining its groves. These cost increases, coupled with the timing of the harvest, and the lower box production for both its Early and Mid-Season and Valencia harvest, resulted in a higher cost of sales per box for the nine months ended June 30, 2023, as compared to the same period in the prior year. In addition, the Company incurred additional costs related to the clean-up and repairs as a result of Hurricane Ian.

The Company also recorded increases in its Harvesting and Hauling expenses per box which is directly related to an increase in the harvesting labor costs, as well as the increased time spent by the harvesters to fill the boxes as a result of the increased fruit drop caused by Hurricane Ian for the nine months ended June 30, 2023, when compared to the similar period in the prior year.

The decrease in Grove Management Services expense is directly related to the termination of the grove management services by the Grove Owners in June 2022. The Company recorded approximately $0 and $9,644,000 of operating expenses relating to grove management services for the Grove Owners for the nine months ended June 30, 2023 and 2022, respectively. As a result, caretaking expenses decreased significantly during the nine months ended June 30, 2023, when compared to the same period in the prior year.

The credit amounts shown in “Other” in operating expenses above primarily represent insurance proceeds of approximately $22,241,000 received in the nine months ended June 30, 2023 and federal relief proceeds received under the CRBG program in the nine months ended June 30, 2023 and 2022 of approximately $1,315,000 and $1,123,000, respectively.

Land Management and Other Operations

The table below presents key operating measures for the three and nine months ended June 30, 2023 and 2022 for the Land Management and Other Operations segment:

(in thousands)

	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue From:
Land and Other Leasing	$474	$359	$115	32.0%	$1,028	$1,329	$(301)	(22.6)%
Other	98	46	52	113.0%	221	274	(53)	(19.3)%
Total	$572	$405	$167	41.2%	$1,249	$1,603	$(354)	(22.1)%
Operating Expenses:
Land and Other Leasing	$104	$138	$(34)	(24.6)%	$295	$426	$(131)	(30.8)%
Other	—	—	—	—%	5	4	1	25.0%
Total	$104	$138	$(34)	(24.6)%	$300	$430	$(130)	(30.2)%

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

Comparison of the Three and Nine Months Ended June 30, 2023 and 2022 for the Land Management and Other Operations Segment

The increase in revenue for the three months ended June 30, 2023 was due to an increase in royalty revenue, as compared to the three months ended June 30, 2022. The decrease in revenues from Land Management and Other Operations for the nine months ended June 30, 2023, as compared to the same period in the prior year, was primarily due to a decrease in grazing and hunting lease revenue due to the sales of portions of the Alico Ranch, which resulted in the reduction of land covered under grazing and hunting lease contracts. Additionally, the modification to the grazing leases resulted in a reduction in the ad valorem taxes due from the lessees, as the Company revised the grazing lease agreements due to the sale of certain of the ranch acres previously covered under the agreement.

The slight decrease in operating expenses from Land Management and Other Operations for the three and nine months ended June 30, 2023, as compared to the three and nine months ended June 30, 2022, is primarily due to the reduction of the ad valorem tax expense due to the Company owning fewer ranch acres as result of the sale of certain acres.

The following discussion provides an analysis of the Company’s results of operation, as a whole:

Operating Revenue

The decrease in revenue for the three and nine months ended June 30, 2023, as compared to the three and nine months ended June 30, 2022, was primarily driven by the overall decrease in fruit processed box production in the Early and Mid-Season and Valencia crop harvests as compared to the same period in the prior year, and the decrease in Grove Management Services, which are discussed in further detail above.

Operating Expenses

The decrease in operating expenses for the three and nine months ended June 30, 2023, as compared to the three and nine months ended June 30, 2022, was primarily driven by lower cost of sales due to the inventory adjustments recorded at September 30, 2022 on the ending inventory balance and crop insurance reimbursements received, as a result of the impact of Hurricane Ian and a reduction in the harvest and haul expenses due to the decreased box production and a reduction in Grove Management Services, which are discussed in further detail above.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2023 was approximately $2,930,000, compared to approximately $2,557,000 for the three months ended June 30, 2022. The increase was primarily due to an increase in salaries and wages of approximately $187,000 and legal and professional fees of approximately $136,000, as compared to the same period in the prior year.

General and administrative expense for the nine months ended June 30, 2023 was approximately $8,106,000, compared to approximately $7,679,000 for the nine months ended June 30, 2022. The increase was primarily due to an increase in legal and professional fees of approximately $358,000, as compared to the same period in the prior year.

Other Income (expense), net

Other income (expense), net for the three months ended June 30, 2023 and 2022, was approximately $1,423,000 and $4,910,000, respectively. The decrease to other income, net, is primarily due to the timing of the gains on sale of real estate, property and equipment and assets held for sale. During the quarter ended June 30, 2023 the Company sold approximately 548 acres from the Alico Ranch to a third party and recognized a gain of approximately $2,613,000. By comparison, the Company recognized gains on sales of real estate, property and equipment and assets held for sale of approximately $5,755,000 for the three months ended June 30, 2022. In addition, the Company recognized an increase in interest expense of approximately $342,000 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, as a result of an increase in borrowings under the WCLC and an increase in the overall interest rates on its variable rate term debt and the WCLC.

Other income (expense), net for the nine months ended June 30, 2023 and 2022 was approximately $3,794,000 and approximately $38,198,000, respectively. The decrease in other income, net, is primarily due to gains on sale of real estate, property and equipment and assets held for sale of approximately $7,368,000 relating to the sale during the nine months ended June 30, 2023 of approximately 1,436 acres, in the aggregate, from the Alico Ranch to several third parties. By comparison, the Company recognized gains on sale of real estate, property and equipment and assets held for sale of approximately $40,804,000 arose from the sale during the nine months ended June 30, 2022 of approximately 9,418 acres, in the aggregate, from the Alico Ranch to several third parties. Additionally, an increase in interest expense of approximately $993,000 for the nine months ended June 30, 2023, as compared to the nine months ended June 30, 2022, was the result of an increase in borrowings under the WCLC, and an increase in interest rates on its variable rate term debt and the variable rate interest on the WCLC.

Income Taxes

The income tax provision was approximately $1,923,000 and $1,002,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $306,000 and $4,281,000 for the nine months ended June 30, 2023 and 2022, respectively. During the nine months ended June 30, 2022 the Company sold 1,638 acres of land to the State of Florida at a price below market value, which resulted in a charitable deduction for tax purposes and a tax benefit of approximately $4,900,000 impacting the income tax provision for the nine-month period ended June 30, 2022. The decrease in the tax provision is the result of the net income realized in the nine-month period ending June 30, 2023 as compared to the net income realized in the nine month period ending June 30, 2022, primarily due to the lower harvesting revenue generated and lower gains realized on the sale of real estate, property and equipment.

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

Liquidity and Capital Resources

A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30,	September 30,
	2023	2022	Change
Cash and cash equivalents	$1,592	$865	$727
Total current assets	$47,695	$31,616	$16,079
Total current liabilities	$15,389	$16,525	$(1,136)
Working capital	$32,306	$15,091	$17,215
Total assets	$421,126	$409,255	$11,871
Principal amount of term loans and lines of credit	$122,799	$111,624	$11,175
Current ratio	3.10 to 1	1.91 to 1

Sources and Uses of Liquidity and Capital

Alico's business has historically generated full fiscal year positive net cash flows from operating activities, although the net cash flow in the first quarter of each fiscal year has been negative because of seasonality and the associated need to expend cash in advance of generating revenues from the harvesting season. The Company's Early and Mid-Season and Valencia fiscal year 2023 harvest season generated lower revenue, as compared to the prior year, which decreased cash flow from operations for the first nine months of fiscal year 2023, as compared to the prior year. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under the Company’s credit facilities, and access to capital markets. Access to additional borrowings under revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, Alico may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating; (ii) liquidity of the overall capital markets; and (iii) the state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on acceptable terms, or at all.

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

Borrowing Facilities and Long-term Debt

Alico has a $70,000,000 working capital line of credit, of which approximately $51,842,000 was available for general use as of June 30, 2023, and a $25,000,000 revolving line of credit, all of which was available for general use as of June 30, 2023 (see Note 5. “Long-Term Debt and Lines of Credit” to the accompanying Condensed Consolidated Financial Statements). Additionally, effective May 1, 2021, the Company converted its Met Fixed-Rate Term Loans into interest bearing only loans with a balloon payment of the balance due at maturity, which is November 1, 2029. Such conversion has increased available cash and may be expected to continue to increase the available cash for the foreseeable future. The Company may utilize the available cash to pay down indebtedness, pursue citrus grove acquisitions, conduct share repurchases, and possibly reinstate increased dividends. If the Company chooses to pursue significant growth and other corporate opportunities, these actions could have a material adverse impact on its cash balances and may require the Company to finance such activities by drawing down on its lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact Alico’s ability to pursue different growth and other corporate opportunities.

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

Alico’s credit facilities are subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000,000 increased annually by 10% of consolidated net income for the preceding years, or approximately $174,462,000 applicable for the year ended September 30, 2022; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000,000 per fiscal year. As of June 30, 2023, the Company was in compliance with all of the financial covenants.

Cash Management Impacts

Cash and cash equivalents and restricted cash decreased from approximately $9,529,000 as of June 30, 2022, to approximately $1,592,000 as of June 30, 2023. The components of these changes are discussed below.

(in thousands)	Nine Months Ended June 30,
	2023	2022	Change
Net Cash (used in) provided by operating activities	$(618)	$10,792	$(11,410)
Net Cash (used in) provided by investing activities	(5,718)	27,535	(33,253)
Net Cash provided by (used in) financing activities	7,063	(29,684)	36,747
Net increase in cash and cash equivalents and restricted cash	$727	$8,643	$(7,916)

Net Cash (Used In) Provided By Operating Activities

The ($11,410) change from $10,792 Net Cash provided by operating activities for the nine months ended June 30, 2022, to ($618) of Net Cash used in operating activities for the nine months ended June 30, 2023, was primarily due to the lower box production as result of Hurricane Ian, a reduction in net grove management fees due to the termination of the Grove Management Services by the Grove Owners, partially offset by crop insurance proceeds received. The Company also recorded additional costs related to the clean-up and repair costs due to Hurricane Ian during the nine months ended June 30, 2023.

Net Cash (Used In) Provided By Investing Activities

The ($33,253) change from $27,535 Net Cash provided by investing activities for the nine months ended June 30, 2022, to ($5,718) of Net Cash used in investing activities for the nine months ended June 30, 2023, was primarily due to the timing of ranch sales. The Company received net proceeds of $7,583 from the sale of real estate, property and equipment and assets held for sale during the nine months ended June 30, 2023, compared to $42,718 during the nine months ended June 30, 2022.

Net Cash Provided By (Used In) Financing Activities

The increase of $36,747 in Net Cash provided by financing activities for the nine months ended June 30, 2023 to $7,063, as compared to ($29,684) of Net Cash used in financing activities for the nine months ended June 30, 2022, was primarily due to an increase in net borrowings under the working capital line of credit during the nine months ended June 30, 2023, as compared to the same period in the prior year.

The Company had approximately $17,910,000 and $0 outstanding on its revolving lines of credit as of June 30, 2023 and June 30, 2022, respectively.

The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000,000 in letters of credit on the Company’s behalf. As of June 30, 2023, there was approximately $248,000 in outstanding letters of credit, which correspondingly reduced Alico's availability under the WCLC line of credit.

Purchase Commitments

The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2023, the Company had approximately $4,380,000 relating to outstanding commitments for these purchases that will be paid upon the delivery of the remaining citrus trees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Alico does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three months ended June 30, 2023. The Company held various financial instruments as of June 30, 2023, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Alico.

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments such as term loan debt and other borrowings. The Company’s primary long-term obligations are fixed rate debts subject to fair value risk due to interest rate fluctuations. The Company believes that the carrying value of its long-term debt approximates fair value as of June 30, 2023 and continues to manage interest rate risk in the current environment by monitoring the value of its collateral. The Company is also subject to interest rate risk on its variable rate debt. A one-percentage-point increase in prevailing interest rates would have increased interest expense on our variable rate debt obligations by approximately $100,000 for the three months ended June 30, 2023.

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

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, management identified the following material weaknesses in our internal control over financial reporting that continued to exist as of June 30, 2023:

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended June 30, 2023, other than the changes described above in the “Remediation Plan,” there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 17, 2023, a class action complaint was filed in the Middle District of Florida captioned Sinder v. Alico, Inc. et al., Case No. 2:23-cv-00107 (the “Sinder” matter) asserting violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 against the Company and certain of its current and former officers on behalf of a putative class of investors who purchased the Company’s common stock between February 4, 2021 and December 13, 2022. The complaint alleges, among other things, that the Company and certain of its current and former officers made false and misleading statements and failed to disclose certain information regarding the Company’s financial reporting and December 13, 2022 restatement of the Company’s previously issued financial statements. Plaintiff seeks damages, interest, costs, expenses, attorneys’ fees, and other unspecified relief. The Court overseeing the Sinder matter has ordered the plaintiff to file an amended complaint on or before August 28, 2023. In response, the Company anticipates moving to dismiss the amended complaint on behalf of all defendants, on or before October 27, 2023. All discovery is stayed in the Sinder matter pending a ruling on the Company’s anticipated motion to dismiss.

On March 7, 2023, an alleged shareholder filed a derivative complaint purportedly on behalf of the Company against certain of its current and former officers and directors in the 20th Judicial Circuit for Lee County, Florida captioned Assad v. Brokaw et al., Case # 23-CA-001484 (the “Assad” matter). The complaint asserts claims of breach of fiduciary duty and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. On June 20, 2023, the Court entered an order staying proceedings in the Assad matter until a ruling on the Company’s anticipated motion to dismiss in the Sinder matter.

The Company believes that the claims in both the Sinder and Assad matters are without merit. Although the outcome of any complex litigation is inherently uncertain, based on information presently known to management, the Company does not believe that the matters will have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in Alico's Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on December 13, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q.

There were no issuer repurchases of the Company’s equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

a)
None.

b)
None.

c)
Not applicable.

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

10.1

Letter Agreement regarding amendment to compensation arrangements, dated May 15, 2023, by and between the registrant and John Kiernan (incorporated by reference to Exhibit 10.1 of Alico’s filing on Form 8-K dated May 18, 2023)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*		Filed herewith.
**		Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

August 3, 2023	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2023	By:	/s/ Perry Del Vecchio
Perry Del Vecchio
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)