Form 10-K
period 2023-09-30
ALICO, INC.
filed 2023-12-06
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2023
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
☐Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Emerging Growth Company	☐	Accelerated Filer	☑
Non-accelerated filer	☐			Smaller Reporting Company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the Nasdaq Global Select Market as of March 31, 2023 (the last business day of Alico’s most recently completed second fiscal quarter) was $183,907,706.
As of December 4, 2023, there were 7,616,081 shares of common stock, $1.00 par value per share outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, to be filed with the SEC under Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended September 30, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ALICO, INC.
FORM 10-K
For the year ended September 30, 2023

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains certain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report are forward-looking statements, including without limitation, statements regarding future actions, business plans and prospects, prospective products, trends, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, plans relating to dividends, government regulations, the adequacy of our liquidity to meet our needs for the foreseeable future and our expectations regarding market conditions. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as such as “may,” “will,” “could,” “should,” “would,” “believes,” “expects,” “anticipates”, “estimates”, “projects,” “intends,” “plans” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. As used in this Annual Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Alico” refer to the operations of Alico, Inc. and its consolidated subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties, together with all of the other information contained in this Annual Report, when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•Adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change and hurricanes and tropical storms, particularly because our citrus groves are geographically concentrated in Florida, could impose significant costs and losses on our business and adversely affect our results of operations, financial position and cash flows.
•Our citrus groves are subject to damage and loss from disease including, but not limited to, citrus greening and citrus canker, which could negatively impact our business, financial condition, results of operations and cash flows.
•A significant portion of our revenues are derived from our citrus business and any adverse event affecting such business could disproportionately harm our business.
•Our failure to effectively perform grove management services, or to effectively manage an expanded portfolio of groves, could materially and adversely affect our business, financial condition, and results of operations.
•We depend on our relationship with Tropicana and Tropicana’s relationship with certain third parties for a significant portion of our business. Any disruption in these relationships could harm our revenue. Additionally, if certain criteria are not met under one of our contracts with Tropicana, we could experience a significant reduction in revenues and cash flows.
•If we are unable to successfully develop and execute our strategic growth initiatives, or if they do not adequately address the challenges or opportunities we face, our business, financial condition and prospects may be adversely affected.
•We are subject to the risk of product contamination and product liability claims.
•Our agricultural operations are subject to water use regulations restricting our access to water.
•Changes in immigration laws could impact our ability to harvest our crops.
•Harm to our reputation could have an adverse effect on our business, financial condition and results of operations.
•If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties in the future on a tax deferred basis.
•We may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect our financial condition and our results of operations, or result in unforeseeable risks to our business.
•Our citrus business is seasonal.
•Our earnings are sensitive to fluctuations in market supply and prices and demand for our products.
•Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations.
•ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition, results of operations, and cash flows and damage our reputation.
•Increases in labor, personnel and benefits costs could adversely affect our operating results.
•Increases in commodity or raw product costs, such as fuel and chemical costs, could adversely affect our operating results.
•We are subject to transportation risks.
•We benefit from reduced real estate taxes due to the agricultural classification of a majority of our land. Changes in the classification or valuation methods employed by county property appraisers could cause significant changes in our real estate property tax liabilities.
•Liability for the use of fertilizers, pesticides, herbicides and other potentially hazardous substances could increase our costs.
•Compliance with applicable environmental laws may substantially increase our costs of doing business, which could reduce our profits.
•Our business may be adversely affected if we lose key employees.
•Material weaknesses and other control deficiencies relating to our internal control over financial reporting could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading price of our securities.
•Macroeconomic conditions, such as rising inflation, the deadly conflicts in Ukraine and Israel, and the COVID-19 pandemic could adversely affect our business, financial condition, results of operations and cash flows.
•System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.
•We maintain a significant amount of indebtedness, which could adversely affect our financial condition, results of operations or cash flows, and may limit our operational and financing flexibility and negatively impact our business.
•We may be unable to generate sufficient cash flow to service our debt obligations.
•Some of our debt is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in the interest rates.
•We may not be able to continue to pay or maintain our cash dividends on our common stock and the failure to do so may negatively affect our share price.

PART I
Item 1. Business
Overview

Alico was incorporated under the laws of the State of Florida in 1960. Alico is an agribusiness with a legacy of achievement and innovation in citrus and conservation. We own approximately 72,000 acres of land in eight Florida counties (Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands and Polk), and also mineral rights throughout Florida. We hold these mineral rights on substantially all our owned acres, with additional mineral rights on other leased acres. Our principal lines of business are citrus groves and land management.
We are one of the largest citrus producers in the United States of America.
We operate two divisions: Alico Citrus, a citrus producer on its own land and as a manager of citrus groves for third parties, and Land Management and Other Operations, which includes land conservation, encompassing environmental services, land leasing and related support operations.

We manage our land based upon its primary usage and review its performance based upon two primary classifications - Alico Citrus and Land Management and Other Operations. The Alico Citrus division includes the production, cultivation and sale of citrus on our owned lands and as a manager of citrus groves for third parties. Land Management and Other Operations include leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous operations generating income. We present our financial results and the related discussion based upon our two business segments: (i) Alico Citrus and (ii) Land Management and Other Operations.
Recent Developments
Florida Forever Program Land Sale
On September 18, 2023, we signed an Option Agreement for Sale and Purchase (“Option Agreement”) with the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida for the sale of 17,229 acres of the Alico Ranch. On September 21, 2023, Florida Governor Ron DeSantis and the Florida Cabinet approved the purchase of this land from Alico, under the Florida Forever Program, for approximately $77,600 thousand. The sale is expected to close between December 2023 and February 2024, and we intend to use the proceeds from this sale to repay variable rate debt and for general corporate purposes.

Hurricane Ian

On September 28, 2022, Hurricane Ian made landfall on the southwest coast of Florida and a majority of our groves were adversely impacted by the storm. The impact of Hurricane Ian has affected our year ended September 30, 2023 fruit production as we accelerated the harvest to maximize box production for both our Early and Mid-Season and Valencia harvest, which was completed earlier than the prior year harvest. Approximately 48,900 gross acres of our citrus groves, which are in Charlotte, Collier, DeSoto, Hardee, Hendry, Highlands and Polk Counties, sustained hurricane or tropical storm force winds for varying durations of time. While we lost a small percentage of trees, the force and duration of the storm impacted the majority of the groves. Based upon prior experience with serious storms of this nature, we expect it may take up to two full seasons or more for the groves to recover to pre-hurricane production levels.

We maintain crop insurance and property and casualty insurance and have received, as of September 30, 2023, $27,389 thousand in proceeds for crop claims and $839 thousand relating to property and casualty damage claims. These insurance proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations.
Federal Relief Program – Hurricane Ian
In December 2022, the Consolidated Appropriations Act was signed into law by the federal government; however, the details of the mechanism and funding of any Hurricane Ian relief still remains unclear and, if available, the extent to which we will be eligible. We intend to take advantage of any such available programs as and when they become available. We are currently working with Florida Citrus Mutual, the industry trade group, and government agencies on the federal relief programs available as part of the Consolidated Appropriations Act.

Citrus Greening Treatment

In 2022, we began testing a new application of the citrus greening therapy Oxytetracycline (“OTC”), which is used in citrus and other crops. Although not a cure for citrus greening, this OTC application is expected to mitigate some of the impacts of citrus greening and is expected to decrease the rate of fruit drop and improve fruit quality. After a review of the new application method by the U.S. Environmental Protection Agency, the Florida Department of Agriculture and Consumer Services (“FDACS”) granted a special local-need registration (24c) on October 28, 2022. We began treating our trees on

January 16, 2023, as the product and application devices became available, and as of September 30, 2023, had treated over 35% of our trees. The extent of any benefit of the OTC application will not be measurable until the completion of the harvest for the year ended September 30, 2024.
Sales of Land

During the year ended September 30, 2023, we sold approximately 2,255 acres to third parties for approximately $12,000 thousand and recognized a gain of $11,432 thousand.
Federal Relief Program – Hurricane Irma
We were eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. We have received a total of $26,963 thousand in Hurricane Irma federal relief through the year ended September 30, 2023. As of September 30, 2023, we have received all funds due under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations. During the years ended September 30, 2023, 2022 and 2021 we received Hurricane Irma federal relief proceeds of $1,315 thousand, $1,123 thousand and $4,299 thousand, respectively.
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
Our land holdings and the operating activities in which we engage are categorized in the following table:

	Gross Acreage	Operating Activities
Alico Citrus
Citrus Groves	48,927	Citrus Cultivation
Citrus Nursery	22	Citrus Tree Development
	48,949
Land Management and Other Operations
Ranch	22,328	Leasing and Conservation
Other Land	526	Mining Lease and Office
	22,854
Total	71,803
Alico Citrus
We own and manage citrus land in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties in the state of Florida and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Alico citrus groves total 48,949 gross acres or 68.2% of our land holdings.
Citrus Land Lease

On June 29, 2022, we signed three agreements to lease approximately 2,100 citrus acres from the grove owners and thus had the rights to citrus production on such leased acreage for a one-year term at a cost of $157 thousand. On June 26, 2023, we extended the lease representing approximately 1,115 acres for one-year through June 30, 2024. Additionally, on the same terms and conditions, we have the right to extend this lease representing 1,115 acres for two one-year periods. This lease expands our current citrus production acreage by approximately 3%, over our owned land production, to approximately 36,000 net citrus acres.

Our citrus acreage is further detailed in the following table:

	Net Plantable
	Producing	Developing	Fallow	Total Net Plantable	Support & Other	Gross
DeSoto County	17,569	—	—	17,569	4,043	21,612
Polk County	4,907	—	—	4,907	2,147	7,054
Collier County	3,869	—	—	3,869	3,187	7,056
Hendry County	5,758	—	311	6,069	2,831	8,900
Charlotte County	976	—	136	1,112	1,409	2,521
Highlands County	1,049	—	—	1,049	175	1,224
Hardee County	410	—	—	410	172	582
Total	34,538	—	447	34,985	13,964	48,949
Of the 48,949 gross acres of citrus land we own and manage, 13,964 acres are classified as support and other acreage. Support and other acreage include acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees, but which are not capable of directly producing fruit. In addition, we own a small citrus tree nursery consisting of approximately 22 acres and utilize the trees produced in this nursery in our own operations. The 34,985 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (i.e., acres that are planted with trees too young to commercially produce fruit) and acres that are fallow.
In an effort to increase the density of our citrus groves, we have planted approximately 2,200,000 new trees since 2017. This level of planting has been substantially higher than the normal level of tree attrition. We will continue to evaluate the density throughout our groves and determine the appropriate tree plantings moving forward. Typically, citrus trees become fruit-bearing four to five years after planting and peak around seven to eight years after planting.

Our Alico Citrus business segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market were 94.0%, 84.5%, and 82.7% of Alico Citrus revenues for the years ended September 30, 2023, 2022 and 2021, respectively. The overall increase in the sales to the processed markets as a percentage of citrus revenues during the year ended September 30, 2023, as compared to the years ended September 30, 2022 and 2021, is due to the termination of an agreement to provide grove management services to third-party grove owners, discussed further below.
The average pound solids per box was 5.02, 5.28, and 5.66 for the years ended September 30, 2023, 2022 and 2021, respectively.
We generally use multi-year contracts with citrus processors that include pricing structures based on a floor and ceiling price. Therefore, if pricing in the market is favorable, relative to our floor price, we benefit from the incremental difference between the floor and the final market price to the extent it does not exceed the ceiling price.
Our citrus produced for the processed citrus market during the year ended September 30, 2023, under our largest agreement, was subject to floor prices and ceiling prices. Under this agreement, if the market price was below the floor prices or exceeded the ceiling prices, then 50% of the shortfall or excess was deducted from the floor price or added to the ceiling price. Under our next largest agreement, our citrus produced is subject to a minimum floor price and maximum ceiling price and is based on a cost-plus structure.
In May, 2020, we entered into two agreements to supply Tropicana, our largest customer, with citrus fruit. These new agreements were effective October 1, 2020, expire on July 31, 2024, and succeeded our existing largest agreement with this customer which expired at the end of September 2020. On June 26, 2023 we renewed another agreement to supply Tropicana with citrus fruit, which expired after the fiscal year 2023 harvest season. This new agreement was effective August 31, 2023 and expires on August 31, 2025. Our sales to the fresh citrus market constituted 1.5%, 1.4%, and 0.6% of our Alico Citrus revenues for the years ended September 30, 2023, 2022 and 2021, respectively.

In June 2022, a group of third-party grove owners, who are affiliated with each other (collectively, the “Grove Owners”), for which we were managing groves under a Property Management Agreement executed on July 16, 2020 with the Grove Owners, under which we performed grove management services, terminated the management relationship under the Property Management Agreement with us as the Grove Owners decided to exit the citrus business. As a result, all grove management services relating to the Property Management Agreement and the accompanying management fee and reimbursed costs associated with performing grove management services ceased on June 10, 2022. The management fee was paid through June 30, 2022. We continue to provide grove management services to several small third-party grove-

owners on acres within our groves. Revenues generated from our grove management services were 3.2%, 13.3%, and 16.1% of our total citrus revenues for the years ended September 30, 2023, 2022 and 2021, respectively.
On October 30, 2020, we purchased approximately 3,280 gross acres located in Hendry County for a purchase price of $18,230 thousand. This acquisition allowed us to add additional scale to our then approximately 46,000 gross acres of citrus properties. Strategically, with these acquired groves neighboring existing Alico groves, we believe that this acquisition will help us with our operation designed to be a low-cost, high-producing citrus grower.
Revenues from our Alico Citrus operations were 95.7%, 97.5%, and 97.5% of our total operating revenues for the years ended September 30, 2023, 2022 and 2021, respectively.
Land Management and Other Operations
We own and manage land in Collier, Glades, and Hendry Counties and lease land for recreational and grazing purposes, conservation, and mining activities. Our Land Management and Other Operations land holdings total 22,854 gross acres, or 31.8% of our total acreage.
Our Land Management and Other Operations acreage is detailed in the following table as of September 30, 2023:

Acreage
Hendry County	18,722
Collier County	3,606
Glades County	526
Total	22,854
During the year ended September 30, 2023, we sold approximately 2,255 acres for $12,000 thousand and recognized a gain of $11,432 thousand (including approximately 85 acres for $439 thousand to Mr. John E. Kiernan, our President and CEO).
During the year ended September 30, 2022, we sold approximately 9,414 acres for $41,421 thousand and recognized a gain of $39,124 thousand.
During the year ended September 30, 2021, we sold approximately 17,434 acres for $26,664 thousand and recognized a gain of $25,272 thousand (including approximately 7,372 acres for $20,120 thousand to the State of Florida, under the Florida Forever program, for a gain of $5,570 thousand). See Note 4. Assets Held for Sale to the Consolidated Financial Statements included in this Annual Report for further information on ranch land sales.
Revenues from Land Management and Other Operations were 4.3%, 2.5%, and 2.5% of total operating revenues for the years ended September 30, 2023, 2022 and 2021, respectively.
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
Our strategy is based on what we believe are best-management practices of our agricultural operations and the environmental and conservation stewardship of our land and natural resources. We try to manage our land in a sustainable manner to maximize value creation and to evaluate the effect of changing land uses while considering new opportunities. We believe that our commitment to environmental stewardship is fundamental to our core beliefs.
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

Year Ended September 30
	Q1			Q2			Q3			Q4
	Ending 12/31			Ending 3/31			Ending 6/30			Ending 9/30
	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sept
Harvest Fresh and Early/Mid Varieties of Oranges		X	X	X	X
Harvest Valencia Oranges						X	X	X	X
Significant Customer
Revenue from Tropicana represented 81.3%, 79.7%, and 77.5% of our consolidated revenue for the years ended September 30, 2023, 2022 and 2021, respectively. Revenue in the years ended September 30, 2023 and 2022, from Tropicana, was generated primarily from two separate contracts. This revenue was generated from the sale of our citrus product in the processed market. No other single customer provided more than 10% of our consolidated revenue in the years ended September 30, 2023, 2022 or 2021.

The slight increase in Tropicana revenue, as a percentage of sales, for the years ended September 30, 2023 and 2022 is primarily due to the Grove Owners terminating the Property Management Agreement in June 2022.
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
Environmental, Social and Governance (“ESG”)

We are an agricultural company which, based upon its rich heritage and traditions, seeks to maximize value for its customers and stockholders in the long term, which we believe includes employing sustainable practices in all aspects of operations including stewardship of both its natural and human resources. We recognize the increased emphasis by stockholders, business partners and other key constituents in recent years on ESG programs that are embedded into day-to-day business policies and practices. We are proud of our focus on the impacts of our business on our communities, the environment, and employees.

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
Human Capital Management
Purpose and Company Values
Supporting our people is a fundamental value for Alico. We believe our success depends on our ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of our employees and the employees of our independent contractors significantly benefit our operations and performance. Our management oversees various employee initiatives and also monitors the effectiveness of the personnel provided by independent contractors with which we contract for certain harvesting and hauling services.
Employees
We believe in a culture of equity, diversity and inclusion. We are also committed to advancing safe and respectful work environments where our employees are invited to bring their talents, backgrounds and expertise to bear on the success of our business and where every person has the opportunity to thrive personally and professionally.
Hiring, Development and Retention
Employee levels are managed to align with the pace of business and consider the services that are provided for us by our independent contractors. We rely on our independent contractors to manage their respective employee levels so that the harvesting and hauling services they are obligated to perform for us are consistent with the contractual obligations of these independent contractors and enable us to satisfy our harvesting and hauling needs. Management believes that through our own employees, coupled with the human capital supplied by our independent contractors, we have sufficient human capital to operate our business successfully. Management believes that our employee relations are favorable, that our relations with our independent contractors is favorable, and that the relations that the independent contractors and we have with the employees of the independent contractors is favorable.
Employee Safety and Well-Being
Protecting the health and safety in the workplace for our employees and personnel provided by independent contractors with which we contract is one of our core values. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. In order to support and enhance health and safety practices, we routinely conduct safety training with employees to emphasize safety when conducting grove caretaking, general employee health, proper equipment operating techniques, office ergonomics and other important safety topics. The COVID-19 pandemic underscored for us the importance of keeping our employees and the personnel provided by independent contractors safe and healthy. In response to the pandemic, we have taken actions aligned with the Centers for Disease Control and Prevention to protect our workforce so that our workforce can more safely and effectively perform their work.
Inclusion and Diversity
People are critical to our efforts to drive growth and deliver value for stockholders. One of the ways we have put people at the center is by continuing to work toward a more inclusive and diverse workplace where each person feels respected, valued and seen and can be the best version of themselves – from women and ethnically diverse employees to veterans, among others. With employees, management and directors from diverse backgrounds, we can access stronger insights into different cultures and backgrounds, which ultimately helps us to better operate the business.
Based on our Inclusion and Diversity strategy, we seek to promote a greater sense of inclusion through a variety of initiatives, which includes a Company-wide women’s group to promote mentoring, career advancement, training, comradery, and empowerment.
Compensation and Benefits
Our compensation and benefits are designed to support the financial, mental, and physical well-being of our employees. We are committed to equal pay for equal work, regardless of gender, race, ethnicity, or other personal characteristics. We believe our base wages and salaries, which we review annually, are fair and competitive with the external labor markets in which our employees work. We also regularly review our compensation practices to promote fair and equitable pay. We also offer competitive benefit programs, in line with local practices and with the flexibility to accommodate the needs of a diverse workforce. The benefit programs include, among others, paid holidays, family leave, disability insurance, life insurance, healthcare, and a 401(k) plan with a company match. As of September 30, 2023, we had 194 full-time employees and no part-time employees. We do not include our independent contractors in our number of employees because they are not employees.

Our employees work in the following divisions:

Alico Citrus	168
Land Management and Other Operations (1)	0
Corporate, General, Administrative and Other	26
Total employees	194
(1)There is one employee who is included in Corporate, General, Administrative and Other who oversees the Land Management and Other Operations.
None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Workforce Housing
We own and maintain 38 residential housing units located in various counties in Florida that we offer to employees. Our residential units provide affordable housing to many of our employees, including our agribusiness employees. Employees live close to their work, which reduces traffic and commuting times. This unique employment benefit helps us maintain a dependable, long-term employee base.
Raw Materials
Raw materials needed to cultivate the various crops grown by us consist primarily of fertilizers, herbicides, insecticides and fuel and are readily available from local suppliers. These raw materials are purchased on an order basis without long-term commitments. Our key suppliers for fertilizer, herbicides and insecticides include Howard Fertilizer, Wedgeworth’s, Nutrien AG Solutions and Helena Agri-Enterprises.
Societal Well-Being
We remain committed to a healthy and equitable society to ensure our collective well-being for future generations. In the past year, we provided cash grants and supporting donations to support our communities and promote health, safety and education.
Available Information
Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our investor relations website at ir.alicoinc.com as soon as reasonably practicable after we electronically file or furnish such information with the Securities and Exchange Commission (the “SEC”). Any information posted on, or that can be accessed through our website, is not incorporated by reference in this Annual Report. The SEC also maintains a website at http://www.sec.gov, which contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors
Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The following is a description of key known factors that we believe may materially affect our business, financial condition, results of operations or cash flows. They should be considered carefully, together with the information set forth elsewhere in this Annual Report, and with our other filings with the SEC. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects, as well as our ability to accomplish our strategic objectives.
Risks Related to our Business

Adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change and hurricanes and tropical storms, particularly because our citrus groves are geographically concentrated in Florida, could impose significant costs and losses on our business and adversely affect our results of operations, financial position and cash flows.
Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common and may occur with higher frequency or be less predictable in the future due to the effects of climate change. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Citrus groves are subject to damage from frost and freezes, and this has happened periodically in the recent past, including the freeze in the last week of January 2022. In some cases, the fruit is damaged or ruined; in the case of extended periods of cold, the trees can also be damaged or killed. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our citrus operations are concentrated in central and south Florida, with our groves located in parcels in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties. Because our groves are located in close proximity to each other, the impact of adverse weather conditions may be material to our results of operations, financial position and cash flows. Florida is particularly susceptible to the occurrence of hurricanes and tropical storms. Depending on where any particular hurricane or tropical storm makes landfall, our properties could experience significant, if not catastrophic damage. Hurricanes and tropical storms have the potential to destroy crops and impact citrus production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus operations and could result in a loss of operating revenues from those products for a multi-year period. For instance, recent Hurricane Ian had a material adverse effect on the fruit production from our trees for the 2023 harvest season and, potentially to a lesser extent, the next season and future seasons. We seek to minimize hurricane risk by the purchase of insurance contracts, but a significant portion of our crops remain uninsured. In addition to hurricanes and tropical storms, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes (such as the freeze in the last week of January 2022), unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or properties.
Our citrus groves are subject to damage and loss from disease including, but not limited to, citrus greening and citrus canker, which could negatively impact our business, financial condition, results of operations and cash flows.
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
Citrus canker is a disease affecting citrus species and is caused by a bacterium which is spread by contact with infected trees or by windblown transmission. There is no known cure for citrus canker at present, although some management practices, including the use of copper-based bactericides, can mitigate its spread and lessen its effect on infected trees; however, there is no assurance that currently available technologies will control such disease effectively.
Both of these diseases pose a significant threat to the Florida citrus industry and to our citrus groves. While we try to use best management practices to attempt to control diseases and their spread, there can be no assurance that our mitigation efforts will be successful. These diseases can significantly increase our costs, which could materially adversely affect our business, financial condition, results of operations and cash flows. Our citrus groves produce the significant majority of our annual operating revenues. A significant reduction in available citrus from our citrus groves could decrease our operating revenues and materially adversely affect our business, financial condition, results of operations and cash flows.
A significant portion of our revenues are derived from our citrus business and any adverse event affecting such business could disproportionately harm our business.
Our revenues from our citrus business were 95.7%, 97.5%, and 97.5% of our operating revenues in the years ended September 30, 2023, 2022 and 2021, respectively. Our citrus division is one of the largest citrus producers in the United States, and because of the significance of the revenues derived from this business, we are vulnerable to adverse events or market conditions affecting our citrus business, in particular, or the citrus business, generally, which could have a significant adversely impact on our overall results of operations, financial condition and cash flows.
Our failure to effectively perform grove management services, or to effectively manage an expanded portfolio of groves, could materially and adversely affect our business, financial condition, and results of operations.
If we are unable to effectively perform grove management services for both our own groves and the groves owned by third parties at the level and/or the cost that we expect, or if we were to fail to allocate sufficient resources to meet the grove management of our own groves and the groves owned by these third parties, it could adversely affect our performance and reputation. Our ability to perform the grove management services has in the past and will continue to be affected by various factors, including, among other things, our ability to maintain sufficient personnel and retain key personnel, the ability of the independent contractors whom we engage to assist in providing these services to maintain sufficient personnel and retain key personnel, and the number of acres and groves that we will manage. No assurance can be made that we will continue to be successful in attracting and retaining skilled personnel or in integrating any new personnel into our organization or that the independent contractors whom we engage to assist in providing these services will continue to be successful in attracting and retaining skilled personnel or in integrating any new personnel into their respective organizations.
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
Important factors with respect to our competitors include the following:
•Some of our competitors may have greater operating flexibility and, in certain cases, this may permit them to respond better or more quickly to changes in the industry.
•We cannot predict the pricing or promotional actions of our competitors or whether those actions will have a negative effect on us.
•Our competitors may have access to substantially greater financial resources, deeper management and agricultural resources, regional, national or global areas that offer agricultural advantages, and enhanced public visibility or reputations.
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
Our contracts with Tropicana accounted for 81.3%, 79.7%, and 77.5% of our revenues in the years ended September 30, 2023, 2022 and 2021, respectively. The revenue for Tropicana is primarily generated from two contracts. Should there be any change in our current relationship structure, whereby they do not buy our oranges, we would need to find replacement buyers to purchase our remaining crop, which could take time and expense and may result in less favorable terms of sale. The loss of Tropicana as a customer or significant reduction in business with Tropicana may cause a material adverse impact to our financial position, results of operations and cash flows.
In addition, with the sale of a majority ownership of Tropicana by PepsiCo to a French private equity firm (the “Firm”), there is some heightened risk and uncertainty in our current relationship with Tropicana, which potentially could result in a significant reduction in revenues and cash flows if that relationship were to be changed. We currently have citrus supply contracts with Tropicana that expire in both 2024 and 2025, with the majority expiring in 2024. If Tropicana were to reduce the volume of oranges purchased from us and/or purchased from owners of groves that we manage, we would need to find, and/or the owners of groves that we manage would need to find or work with us to find, replacement buyers to purchase any remaining crop of our and/or of the owners of the groves we manage, which could take time and expense and may result in less favorable terms of sale. The loss of Tropicana as a customer or significant reduction in business with Tropicana for us and/or for the owners of the groves we manage may cause a material adverse impact to our financial position, results of operations and cash flows.
Our agricultural products are subject to supply and demand pricing which is not predictable.
Agricultural operations traditionally provide almost all of our operating revenues, with citrus being the largest portion and subject to supply and demand pricing. Prior to the COVID-19 pandemic, according to Nielsen data, consumer demand for orange juice had decreased significantly to its lowest level in almost a decade; however, we have been able to offset the impact of such decline with higher prices based on a lower supply of available oranges. In addition, there is currently a shortage of orange juice worldwide that is forecasted to continue for the foreseeable future. Although the demand for orange juice has increased during the COVID-19 pandemic, it is uncertain as to whether such increased demand can be maintained, whether we will see a return to a decline in the future and whether, if there were to be such a decline, the impact could be again offset by higher prices. Although our processed citrus is subject to minimum pricing, we are unable to predict with certainty the final price we will receive for our products. In some instances, the harvest and growth cycle will dictate when such products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices for the commodity affected. Limited supply of certain agricultural commodities due to world and domestic market conditions can cause commodity prices to rise in certain situations.
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
The sale of agricultural products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. We are subject to governmental inspection and regulations and we cannot be sure that our agricultural products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered or fully covered by our insurance or by any rights of indemnity or contribution that we may have against others. We cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our product liability insurance coverage.
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
Surface water in Hendry County, where much of our agricultural land is located, comes from Lake Okeechobee via the Caloosahatchee River and a system of canals used to irrigate such land. The Army Corps of Engineers controls the level of Lake Okeechobee and ultimately determines the availability of surface water, even though the use of water has been permitted by the State of Florida through the water management district. The Army Corps of Engineers decided in 2010 to lower the permissible level of Lake Okeechobee in response to concerns about the ability of the levee surrounding the lake to restrain rising waters which could result from hurricanes. Changes in availability of surface water use may result during times of drought, because of lower lake levels and could materially adversely affect our agricultural operations, financial condition, results of operations and cash flows.
Changes in immigration laws could impact our ability to harvest our crops.
We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws. Immigration reform and enforcement has been attracting significant attention from the U.S. Government, with enforcement operations taking place across the country, resulting in arrests and detentions of unauthorized workers. It remains unclear how the U.S. administration and U.S. Congress will approach immigration reform and enforcement. If new immigration legislation is enacted in the U.S. and/or if enforcement actions are taken against available personnel, such legislation and/or enforcement activities may contain provisions that could significantly reduce the number and availability of workers. Termination of a significant number of personnel who might be found to be unauthorized workers, or the scarcity of other available personnel to harvest our agricultural products, could cause harvesting costs to increase, or could lead to the loss of product that is not timely harvested, which could have a material adverse effect to our citrus grove business, financial condition, results of operations and cash flows.
Harm to our reputation could have an adverse effect on our business, financial condition and results of operations.
Maintaining a strong reputation with fruit processors and third-party partners is critical to the success of our business. We devote significant time and resources to training programs, relating to, among other things, ethics, compliance and product safety and quality, as well as sustainability goals, and have published ESG goals (i.e., environmental, social and governance), including relating to environmental impact and sustainability and inclusion and diversity, as part of our ESG strategy. Despite these efforts, we may not be successful in achieving our goals, might provide materially inaccurate information, or might receive negative publicity about the Company, including relating to product safety, quality, efficacy, ESG or similar issues, whether real or perceived, and reputational damage could occur. In addition, our products could face withdrawal, recall or other quality issues, which could lead to decreased demand for our products or services and reputational damage.

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
From time to time we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges under the federal income tax law. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable and we could also be required to pay interest and penalties. As a result, we may be required to borrow funds in order to pay additional income taxes, and the payment of such taxes could cause us to have less cash available. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult, or not possible, for us to dispose of properties in the future on a tax deferred basis.
We may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect our financial condition and our results of operations, or result in unforeseeable risks to our business.
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
We seek to opportunistically acquire new agricultural assets from time to time that we believe would complement our business. For example, (i) in the year ended September 30, 2015, we acquired three Florida citrus properties, including Orange-Co and Silver Nip Citrus, which resulted in our citrus division being one of the largest citrus producers in the United States; and (ii) in October 2020 we acquired another Florida citrus property. We may fail to realize all of the anticipated benefits of these acquisitions, which could reduce our anticipated results. We cannot assure that we will be able to successfully identify suitable acquisition opportunities, negotiate appropriate acquisition terms, or obtain any financing that may be needed to consummate such acquisitions or complete proposed acquisitions. Acquisitions by us could result in accounting changes, potentially dilutive issuances of equity securities, increased debt and contingent liabilities, reduce the amount of cash available for dividends, debt service payments, integration issues and diversion of management’s attention, any of which could adversely affect our business, results of operations, financial condition, and cash flows. We may be unable to successfully realize the financial, operational, and other benefits we anticipate from our acquisitions and our failure to do so could adversely affect our business, results of operations, financial condition and cash flows.
We also routinely evaluate the benefits of disposing of certain of our assets, which could include the exit from lines of business. For example, in November of 2014, we sold significant sugarcane assets and we are no longer involved in the sugarcane business and, in January of 2018, we sold our breeding herd and no longer engage in cattle operations. Most recently, we sold certain ranch acres to the State of Florida, and because these acres would have been critically important for carrying out our planned dispersed water storage project, we are no longer pursuing permit approval relating to this dispersed water storage project. Such dispositions could (i) result in a potential loss of significant operating revenues and income streams that we might not be able to replace, (ii) make our business less diversified, and (iii) ultimately have a negative impact on our results of operations, financial condition and cash flows.
Our citrus business is seasonal.
Our citrus groves produce the majority of our annual operating revenues and the citrus business is seasonal because it is tied to the growing and picking seasons. Historically, the second and third quarters of our year generally produce the majority of our annual revenues, and our working capital requirements are typically greater in the first and fourth quarters of our year, coinciding with our planting cycles. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year or in future quarters. If our operating revenues in the second and third quarters are lower than expected, it would have a disproportionately large adverse impact on our annual operating results.
We face significant competition in our agricultural operations.
We face significant competition in our agricultural operations both from domestic and foreign producers and do not have any branded products. Foreign growers generally have an equal or lower cost of production, less environmental regulation, and, in some instances, greater resources and market flexibility than us. Because foreign growers have greater flexibility as to when they enter the U.S. market, we cannot always predict the impact these competitors will have on our business and results of operations. The competition we face from certain foreign suppliers of orange juice is mitigated by a governmentally-imposed tariff on orange imports. Accordingly, a reduction in the government’s orange juice tariff could adversely impact our results of operations.
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
Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. Many of the items involved in our business, such as oranges, must be sold more quickly than other produce our competitors may produce, such as lemons. As such, our competitors may be able to maintain certain items they produce in inventory for longer periods than we are able to maintain our inventory, which may offer our competitors strategic advantages when they respond to fluctuations in market supply and demand that are not available to us.
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
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on the productivity of our citrus groves, it could have an adverse impact on our business and results of operations. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases or climate change. In the event that such regulation is enacted, we may experience significant increases in our costs of operations, including, but not limited to, increased energy, environmental, and other costs and capital expenditures. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our financial condition and results of operations. In addition, the SEC’s proposed climate-related disclosure rules, if adopted, would require new climate-related disclosures in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements. If adopted, these rules would impose increased compliance costs and could lead to increased litigation risks related to disclosures made pursuant to the rules, either of which could materially and adversely affect our financial performance.
ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition, results of operations, and cash flows and damage our reputation.
Companies across all industries are facing increasing and evolving scrutiny relating to their ESG policies, initiatives and disclosures from governments, regulators, investors, consumers, employees and other stakeholders. Increased and varied focus and activism related to ESG may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices, or due to our focus on ESG practices at all. In particular, certain customers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. There have also been changing consumer preferences for natural or organic products and ingredients and increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain consumer products. Responding to and complying with these preferences, concerns and demands could cause us to incur additional costs or to make changes to our operations that could negatively affect our business, financial condition and results of operations.
In addition, the increased emphasis on ESG matters has resulted in, and may continue to result in, the adoption of laws and regulations, including reporting requirements, which increased regulation will likely lead to increased compliance costs, as well as increased scrutiny regarding our ESG activities and disclosures, which may lead to increased litigation risks. Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or cannot be independently verified. If we do not adapt to or comply with new regulations or fail to meet our ESG goals, or meet the evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, fruit processors and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business, financial condition, results of operations and cash flows may be adversely affected.
Increases in labor, personnel and benefits costs could adversely affect our operating results.
We primarily utilize labor contractors to harvest and deliver our fruit to outside packing facilities. Our employees and contractors are in demand by other agribusinesses and other industries. Shortages of labor, particularly as a result of the recent low unemployment rate in the United States, and in Florida in particular, could delay our harvesting or orange processing activities or could result in increases in labor costs.
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
We are subject to transportation risks.
We depend on third party providers of transportation and have no control over such third parties. An extended interruption in our ability to harvest and haul our products could have a material adverse effect on our business, financial condition and results of operations. Similarly, any extended disruption in the distribution of our products could have a material adverse effect on our business, financial condition and results of operations. If we were to experience an interruption due to strike, natural disasters or otherwise, we cannot be sure that our insurance would adequately cover all claims and that any efforts to transport our products by alternative means would be successful and done in a timely and cost-effective manner.
We benefit from reduced real estate taxes due to the agricultural classification of a majority of our land. Changes in the classification or valuation methods employed by county property appraisers could cause significant changes in our real estate property tax liabilities.
For the years ended September 30, 2023, 2022 and 2021, we paid $2,786 thousand, $2,679 thousand, and $2,570 thousand in real estate taxes, respectively. These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraisers in which counties we own land, of $90,481 thousand, $85,159 thousand, and $82,790 thousand for the years ended September 30, 2023, 2022 and 2021, respectively, which differs significantly from the fair values determined by the county property appraisers of $419,915 thousand, $391,049 thousand, and $467,948 thousand, respectively. Changes in state law or county policy regarding the granting of agricultural classification or calculation of “Green Belt” values or average millage rates could significantly and adversely impact our results of operations, cash flows and/or financial position.
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
Compliance with applicable environmental laws may substantially increase our costs of doing business, which could reduce our profits.
We are subject to various laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. We face a potential for environmental liability by virtue of our ownership of real estate property. If hazardous substances (including herbicides and pesticides used by us or by any persons leasing our lands) are discovered emanating from any of our lands and the release of such substances presents a threat of harm to the public health or the environment, we may be held strictly liable for the cost of remediation of these hazardous substances. In addition, environmental laws that apply to a given site can vary greatly according to the site’s location, its present and former uses, and other factors such as the presence of wetlands or endangered species on the site. Management monitors environmental legislation and requirements and work to remain in compliance with such regulations. Furthermore, we require lessees of our properties to comply with environmental regulations as a condition of leasing. We also purchase insurance for environmental liability when it is available; however, these insurance contracts may not be adequate to cover such costs or damages or may not continue to be available at prices and terms that would be satisfactory. It is possible that in some cases the cost of compliance with these environmental laws could exceed the value of a particular tract of land, make it unsuitable for use in what would otherwise be its highest and best use, and/or be significant enough that it would materially adversely affect us.
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
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Management’s assessment of our internal control over financial reporting as of September 30, 2022 concluded that our internal control over financial reporting was not effective and that a material weakness existed. This material weakness resulted in the restatements of our consolidated balance sheets, consolidated statements of changes in equity and related disclosures as of September 30, 2021, and as of the end of each quarterly period ended June 30, 2022, March 31, 2022, December 31, 2021, June 30, 2021, March 31, 2021, and December 31, 2020 to correct errors relating to the calculation of deferred tax liabilities and make adjustments to the amounts of previously reported deferred tax liabilities and retained earnings. Although this material weakness was remediated, there can be no assurance that we will not identify additional material weaknesses in the future.
In future periods, if we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations, which in turn could affect the market price of our securities. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected. Any weaknesses or deficiencies identified in the future could also hurt confidence in our business and the accuracy and completeness of our financial statements, and adversely affect our ability to do business with these groups. We can give no assurances that our controls and procedures will be adequate to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the SEC.
Any restatements and resulting investigations, legal or administrative proceedings could result in fines, injunctions, orders, and penalties which could materially adversely affect our business, financial condition, results of operations, and liquidity.
As discussed above, a material weakness in our internal control over financial reporting resulted in the restatements of our consolidated balance sheets, consolidated statements of changes in equity and related disclosures as of September 30, 2021, and as of the end of each quarterly period ended June 30, 2022, March 31, 2022, December 31, 2021, June 30, 2021, March 31, 2021, and December 31, 2020. This restatement and any future restatements, and any investigations, legal or administrative proceedings that could result therefrom, may divert our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities. At this point, we are unable to predict whether the SEC or any other regulatory agencies will commence any investigations or commence legal action in connection with the restatements discussed above. Any such investigations may result in us being subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.
Inflation can have a significant adverse effect on our operations.
Inflation can have a major adverse impact on our citrus operations and there have been significant ongoing inflationary developments in the United States. It is uncertain as to whether these ongoing inflationary pressures will continue, will increase or will be brought under control. Our citrus operations are most affected by escalating costs and unpredictable revenues and high irrigation water costs. High fixed water costs related to our citrus lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, in addition to making it difficult to accurately predict revenue, we are unable to pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices. As a result, if market conditions and commodity prices do not enable us to pass along such cost increases, these recent and future inflationary pressures would likely negatively affect our results of operations, cash flows and/or financial position.
Macroeconomic conditions, such as rising inflation, the deadly conflicts in Ukraine and Israel, and the COVID-19 pandemic could adversely affect our business, financial condition, results of operations and cash flows.
During the year ended September 30, 2023, we continued to experience inflationary pressure on transportation and commodity costs, which we expect to continue through 2024. A number of external factors, including the deadly conflicts in Ukraine and Israel, as well as responses to such events including sanctions or other restrictive actions, by the United States and/or other countries, the COVID-19 pandemic, adverse weather conditions, increases in fuel prices, supply chain disruptions (including raw material shortages) and labor shortages have impacted, and may continue to impact, transportation and commodity costs and create significant macroeconomic uncertainty. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results. The extent to which current macroeconomic conditions will continue to impact our results will depend on future developments, which are uncertain. Potential negative impacts of these uncertain conditions could include, but are not limited to, the following:
•Reduction in customer demand for citrus products and decreased consumer spending levels, which could materially and adversely affect our results of operations;
•Potential disruption of services and deliveries of equipment and supplies on which we rely to produce and deliver our harvested citrus to producers and fulfilling deliveries to production plants, any of which could materially and adversely affect our business or reputation;
•We may be unable to obtain financing in the current economic environment on terms that are favorable or acceptable to us, or at all, which could impair our cash flows and restrict our ability to execute on our strategic initiatives and react to changes in our business or the environment;
•There could be increased volatility in our stock price, which could result in the loss of some or all of the value of an investment in the Company; and
•Our ability to maintain our workforce during these uncertain times, which could materially and adversely affect our results of operations.
We incur increased costs as a result of being a publicly traded company.
As a company with publicly traded securities, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules promulgated by the SEC and Nasdaq, require us to adopt corporate governance practices applicable to U.S. public companies. These laws, rules and regulations may continue to increase our legal and financial compliance costs, which could adversely affect the trading price of our common stock.
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

Risks Related to Our Indebtedness
We maintain a significant amount of indebtedness, which could adversely affect our financial condition, results of operations or cash flows, and may limit our operational and financing flexibility and negatively impact our business.
As of September 30, 2023, we had $129,319 thousand in principal amount of indebtedness outstanding under our secured credit facilities, and an additional availability of $70,030 thousand is available under our working capital and revolving lines of credit. Our loan agreements, as well as other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs, which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants, and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. We expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur. We intend to use a portion of the proceeds from the sale of 17,229 acres of the Alico Ranch, expected to close between December 2023 and February 2024, to repay variable rate debt. Following completion of this sale, we will have sold substantially all of the Alico Ranch, which is under-productive land. Land available for sale in the future to raise additional funds consists primarily of productive land, the disposition of which may negatively affect our citrus business revenue stream. In addition, there are factors beyond our control that could negatively affect our citrus business revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.
We may be unable to generate sufficient cash flow to service our debt obligations.
To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and various financial, business, and other factors, many of which are beyond our control. These factors include, among others:
•Economic and competitive conditions;
•Changes in laws and regulations;
•Operating difficulties, increased operating costs or pricing pressures we may experience; and
•Delays in implementing any strategic projects.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. If we are required to take any actions referred to above, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure investors that we would be able to take any of these actions on terms acceptable to us, or at all, or that these actions would enable us to continue to satisfy our capital requirements, or that these actions would be permitted under the terms of our various debt agreements.
Some of our debt is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in the interest rates.
Our credit facility and certain of our term loans that we have currently bear interest at variable rates, which will generally change as interest rates change. Currently, we are experiencing, and are expecting to continue to experience, increases in interest on our variable rate term loans. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our credit facility and term loans, any of which could materially adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to our Common Stock

The market price of our common stock may be volatile or decline, and you may not be able to resell your shares at or above the price you initially paid for our common stock.

The trading price of our common stock could be volatile, and you could lose all or part of your investment. The following factors, in addition to other factors described in this ”Risk Factors” section and included elsewhere in this document may have a significant impact on the market price of our common stock:

•the occurrence of severe weather conditions and other catastrophes;
•our operating and financial performance, quarterly or annual earnings relative to similar companies;
•publication of research reports or news stories about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•announcements by us or our competitors of acquisitions, business plans or commercial relationships;
•any major change in our board of directors or senior management;
•additional sales of our common stock by us, our directors, executive officers, or principal shareholders;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•short sales, hedging and other derivative transactions in our common stock;
•exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates and performance of insurance- linked investments;
•our creditworthiness, financial condition, performance, and prospects;
•our dividend policy and whether dividends on our common stock have been, and are likely to be, declared and paid from time to time;
•any repurchases by us of any of our outstanding shares of common stock under our share repurchase plan;
•perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•regulatory or legal developments;
•changes in general market, economic, and political conditions;
•terrorism and/or instability, unrest and wars, such as the conflicts involving Ukraine and Russia or Israel and its surrounding regions, and other international conflicts;
•conditions or trends in our industry, geographies or customers;
•changes in accounting standards, policies, guidance, interpretations or principles; and
•threatened or actual litigation or government investigations.

We may not be able to continue to pay or maintain our cash dividends on our common stock and the failure to do so may negatively affect our share price.
We have historically paid regular quarterly dividends to the holders of our common stock and in December 2022 announced a reduction in our quarterly dividend to $0.05 per common share, from $0.50 per common share. Our ability to pay cash dividends depends on, among other things, our cash flows from operations, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our Board of Directors may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future or have sufficient cash surplus or net profits to pay dividends on our common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on business developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. Our Board of Directors may, at its discretion, decrease the level of cash dividends, or entirely discontinue the payment of cash dividends. The reduction or elimination of cash dividends may negatively affect the market price of our common stock.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of September 30, 2023, we owned approximately 72,000 acres of land located in eight counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	DeSoto	Glades	Charlotte	Hardee	Highlands
Alico Citrus:
Citrus Groves	48,927	8,900	7,054	7,056	21,590	—	2,521	582	1,224
Citrus Nursery	22	—	—	—	22	—	—	—	—
Total Citrus Groves	48,949	8,900	7,054	7,056	21,612	—	2,521	582	1,224
Land Management and Other Operations	22,328	18,722	—	3,606	—	—	—	—	—
Mining	526	—	—	—	—	526	—	—	—
Total	71,803	27,622	7,054	10,662	21,612	526	2,521	582	1,224
Approximately 48,949 acres of the properties listed are encumbered by credit agreements totaling $216,500 thousand, of which there was $104,597 thousand outstanding at September 30, 2023. For a more detailed description of the credit agreements and collateral please see Note 6. Long-Term Debt and Lines of Credit to the Consolidated Financial Statements included in this Annual Report.
Although we have mineral rights on substantially all our owned acres, with additional mineral rights on other leased acres, we currently collect mining royalties on only approximately 526 acres of the land included in the table above located in Glades County, Florida and on none of the non-owned lands with respect to which we hold mineral rights. These royalties do not represent a significant portion of operating revenues or gross profits.
Item 3. Legal Proceedings
From time to time, we have been, and may in the future be involved in, litigation relating to claims arising out of our operations in the normal course of business. There are no current legal proceedings to which we are a party or of which any of our property is subject that we believe will have a material adverse effect on our financial position, results of operations or cash flows. See Note 14. Commitments and Contingencies to the Consolidated Financial Statements included in this Annual Report for further information.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol ALCO.
Holders
On December 4, 2023, our stock transfer records indicated there were 394 holders of record of our common stock. A greater number of holders of our common stock are “street name,” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividend Policy
The declaration and amount of any actual cash dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions.

•The Board of Directors approved a dividend of $0.05 per common share for our fourth quarter fiscal year 2023 in September 2023.
•The Board of Directors approved the reduction of our annual dividend to $0.20 per common share in December 2022.
•The Board of Directors approved the increase of our annual dividend to $2.00 per common share in June 2021.
Recent Sales of Unregistered Securities
None
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Part I, Item 1, “Business”, Item 1A, “Risk Factors” and the accompanying Consolidated Financial Statements and related Notes thereto included in this Annual Report commencing on page 42. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including, but not limited to, those included in Part I, Item 1A, “Risk Factors” and other portions of this Annual Report. A discussion regarding our financial condition and results of operations for the year ended September 30, 2022, as compared to 2021, has been reported previously and may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on December 13, 2022.
Business Overview
Business Description
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of our citrus products, providing management services to citrus groves owned by third parties, and grazing and hunting leasing. We operate as two business segments, and all of our operating revenues are generated in the United States. For the year ended September 30, 2023, we generated operating revenues of $39,846 thousand, loss from operations of $4,197 thousand, and net income attributable to common stockholders of $1,835 thousand. Net cash used in operating activities was $6,254 thousand for the year ended September 30, 2023. See Part I, Item 1, Business, included in this Annual Report for a discussion of our year highlights.
Business Segments
The Company has two segments as follows:
•Alico Citrus includes activities related to planting, owning, cultivating and/or managing citrus groves to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus; and
•Land Management and Other Operations includes activities related to native plant sales, grazing and hunting leasing, management and/or conservation of unimproved native pastureland and activities related to rock mining royalties and other insignificant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.
For the year ended September 30, 2023, the Alico Citrus segment generated 95.7% of our consolidated revenues and the Land Management and Other Operations segment generated 4.3% of our consolidated revenues.
Consolidated Results of Operations
The following discussion presented below provides an analysis of our results of operations for the year ended September 30, 2023, as compared to 2022, and the year ended September 30, 2022, as compared to 2021.

(in thousands)	Years Ended September 30,		Change		Years Ended September 30,		Change
	2023	2022	$	%	2022	2021	$	%
Operating revenues:
Alico Citrus	$38,145	$89,681	$(51,536)	(57.5)%	$89,681	$105,796	$(16,115)	(15.2)%
Land Management and Other Operations	1,701	2,266	(565)	(24.9)%	2,266	2,768	(502)	(18.1)%
Total operating revenues	39,846	91,947	(52,101)	(56.7)%	91,947	108,564	(16,617)	(15.3)%
Gross profit (loss):
Alico Citrus	5,186	(16,511)	21,697	(131.4)%	(16,511)	21,903	(38,414)	NM
Land Management and Other Operations	1,260	1,746	(486)	(27.8)%	1,746	1,990	(244)	(12.3)%
Total gross profit (loss)	6,446	(14,765)	21,211	(143.7)%	(14,765)	23,893	(38,658)	NM
General and administrative expenses	10,643	10,079	564	5.6%	10,079	9,453	626	6.6%
(Loss) income from operations	(4,197)	(24,844)	20,647	(83.1)%	(24,844)	14,440	(39,284)	NM
Total other income, net	6,656	37,799	(31,143)	(82.4)%	37,799	31,947	5,852	18.3%
Income before income taxes	2,459	12,955	(10,496)	(81.0)%	12,955	46,387	(33,432)	(72.1)%
Income tax provision	801	1,069	(268)	(25.1)%	1,069	11,567	(10,498)	(90.8)%
Net income	1,658	11,886	(10,228)	(86.1)%	11,886	34,820	(22,934)	(65.9)%
Net loss attributable to noncontrolling interests	177	573	(396)	(69.1)%	573	39	534	NM
Net income attributable to Alico, Inc. common stockholders	$1,835	$12,459	$(10,624)	(85.3)%	$12,459	$34,859	$(22,400)	(64.3)%
NM - Not Meaningful

The following table presents our operating revenues, by segment, as a percentage of total operating revenues for the years ended September 30, 2023, 2022 and 2021:

	Years Ended September 30,
	2023	2022	2021
Operating revenues:
Alico Citrus	95.7%	97.5%	97.5%
Land Management and Other Operations	4.3%	2.5%	2.5%
Total operating revenues	100.0%	100.0%	100.0%

The following discussion provides an analysis of our operating segments:
Alico Citrus

(in thousands, except per box and per pound solids data)

	Years Ended September 30,		Change		Years Ended September 30,		Change
	2023	2022	Unit	%	2022	2021	Unit	%
Operating Revenues:
Early and Mid-Season	$11,954	$28,287	$(16,333)	(57.7)%	$28,287	$31,525	$(3,238)	(10.3)%
Valencias	23,906	47,529	(23,623)	(49.7)%	47,529	55,918	(8,389)	(15.0)%
Fresh Fruit and other	1,051	1,937	(886)	(45.7)%	1,937	1,370	567	41.4%
Grove Management Services	1,234	11,928	(10,694)	(89.7)%	11,928	16,983	(5,055)	(29.8)%
Total	$38,145	$89,681	$(51,536)	(57.5)%	$89,681	$105,796	$(16,115)	(15.2)%
Boxes Harvested:
Early and Mid-Season	979	2,175	(1,196)	(55.0)%	2,175	2,519	(344)	(13.7)%
Valencias	1,669	3,274	(1,605)	(49.0)%	3,274	3,779	(505)	(13.4)%
Total Processed	2,648	5,449	(2,801)	(51.4)%	5,449	6,298	(849)	(13.5)%
Fresh Fruit	41	91	(50)	(54.9)%	91	61	30	49.2%
Total	2,689	5,540	(2,851)	(51.5)%	5,540	6,359	(819)	(12.9)%
Pound Solids Produced:
Early and Mid-Season	4,586	11,034	(6,448)	(58.4)%	11,034	13,598	(2,564)	(18.9)%
Valencias	8,702	17,756	(9,054)	(51.0)%	17,756	22,042	(4,286)	(19.4)%
Total	13,288	28,790	(15,502)	(53.8)%	28,790	35,640	(6,850)	(19.2)%
Pound Solids per Box:
Early and Mid-Season	4.68	5.07	(0.39)	(7.7)%	5.07	5.40	(0.33)	(6.1)%
Valencias	5.21	5.42	(0.21)	(3.9)%	5.42	5.83	(0.41)	(7.0)%
Price per Pound Solids:
Early and Mid-Season	$2.61	$2.56	$0.05	2.0%	$2.56	$2.32	$0.24	10.3%
Valencias	$2.75	$2.68	$0.07	2.6%	$2.68	$2.54	$0.14	5.5%
Price per Box:
Fresh Fruit	$14.02	$13.80	$0.22	1.6%	$13.80	$9.97	$3.83	38.5%
Operating Expenses:
Cost of Sales	$50,961	$81,944	$(30,983)	(37.8)%	$81,944	$55,660	$26,284	47.2%
Harvesting and Hauling	10,573	15,965	(5,392)	(33.8)%	15,965	16,922	(957)	(5.7)%
Fresh Fruit and other	(29,326)	(2,264)	(27,062)	NM	(2,264)	(3,773)	1,509	(40.0)%
Grove Management Services	751	10,547	(9,796)	(92.9)%	10,547	15,084	(4,537)	(30.1)%
Total	$32,959	$106,192	$(73,233)	(69.0)%	$106,192	$83,893	$22,299	26.6%
NM - Not Meaningful

Components of Results of Operations for Alico Citrus Segment
Our citrus groves produce the majority of our annual operating revenues and the citrus grove business is seasonal because it is tied to the growing and harvest season. Historically, the second and third quarters of our year produce the majority of the annual revenues and working capital requirements are typically greater in the first and fourth quarters of our year, coinciding with the growing cycles.
We sell our Early and Mid-Season and Valencia oranges to processors that convert the majority of the citrus crop into orange juice. The processors generally buy the citrus crop on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Our fresh fruit is generally sold to packing houses that purchase citrus on a per box basis. We also provide citrus grove caretaking and harvest and haul management services to third parties from which revenues are generated, including a management fee. Other revenues consist of the purchase and reselling of fruit.
Our operating expenses consist primarily of cost of sales, harvesting and hauling costs and grove management service costs. Cost of sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and hauling costs represent the costs of bringing citrus product to processors and vary, based upon the number of boxes produced. Grove management services include those costs associated with citrus grove caretaking and harvest and haul management services provided to third parties. Other expenses include the period costs of reselling third-party fruit.

Comparison of the year ended September 30, 2023 and 2022 for the Alico Citrus Segment
The decrease in revenue for the year ended September 30, 2023, compared to the year ended September 30, 2022, was primarily due to an increase in fruit drop caused by the impact of Hurricane Ian, which in turn reduced our harvest of both the Early and Mid-Season and Valencia fruit. In addition, we had a decrease in Grove Management Services revenues, from $11,928 thousand for the year ended September 30, 2022, to $1,234 thousand for the year ended September 30, 2023, due to the termination of the Property Management Agreement (see “The Land We Manage” in Item 1. Business for further details). We recorded approximately $751 thousand and $10,547 thousand of operating expenses relating to grove management services for the Grove Owners for the years ended September 30, 2023 and 2022, respectively.
The decrease in Early and Mid-Season and Valencia fruit harvested was primarily driven by a decrease in processed box production and a decrease in pound solids per box. The processed box production for the year ended September 30, 2023 decreased by 51.4%, as compared to the same period in the prior year, primarily due to greater fruit drop attributed to disease and weather conditions.
The aggregate decrease in pound solids per box of 5.8% during the year ended September 30, 2023, as compared to the prior year ended September 30, 2022, was mainly due to the internal quality of the fruit not being as strong as it had been in the previous year. This decrease in pound solids per box was also due in part to an acceleration of the harvesting of the Early and Mid-Season and Valencia crops to maximize the box production and avoid additional fruit drop as a result of the impact of Hurricane Ian.

Partially offsetting the decrease in processed box production and pound solids per box for the year ended September 30, 2023, compared to the year ended September 30, 2022, was an increase in the price per pound solid of 2.6%. The increase, in large part, was due to production being down in Florida, as well as in Brazil, and due to the continued strong consumption of Not from Concentrate Orange Juice (“NFC”), both of which have led to continued low inventory levels.
We also recorded a decrease in revenue from sales of Fresh Fruit. The decrease in sales of Fresh Fruit was primarily due to a decrease in both boxes sold and pricing per box.
The USDA, in its October 12, 2023 Citrus Crop Forecast Report for the 2023-24 harvest season, indicated the overall Florida orange crop decreased from approximately 41,200,000 boxes for the 2021-22 crop year to approximately 15,800,000 boxes for the 2022-23 crop year, a decrease of 61.7%. We experienced a decline in total box production in the 2022-2023 harvest season crop of 51.5%. We believe this lower rate of decline, as compared to the state forecast, is due to the efficiencies of our comprehensive grove management program, as well as certain precautionary measures we took to minimize the impact of the freeze event on its groves and production.
The decrease in operating expenses for the year ended September 30, 2023, as compared to the year ended September 30, 2022, primarily relates to the inventory adjustments recorded at September 30, 2022 on the ending inventory balance, as a result of the impact of Hurricane Ian, which effectively lowered the inventory to be expensed in the year ended September 30, 2023, as well as the receipt of approximately $27,389 thousand in crop insurance and $839 thousand in property and casualty reimbursements for Hurricane Ian. We experienced significant cost increases in fertilizer, herbicide, labor and fuel in maintaining our groves. These cost increases, coupled with the timing of the harvest, and the lower box production for both our Early and Mid-Season and Valencia harvest, resulted in a higher cost of sales per box for the year ended September 30, 2023, as compared to the same period in the prior year. In addition, we incurred additional costs related to the clean-up and repairs as a result of Hurricane Ian.
We also recorded an increase in our Harvesting and Hauling expense per box, which is directly related to an increase in the harvesting labor costs, as well as the increased time spent by the harvesters to fill the boxes as a result of the increased fruit drop caused by Hurricane Ian for the year ended September 30, 2023, when compared to the prior year.
The decrease in Grove Management Services expense is directly related to the termination of the Property Management Agreement by the Grove Owners in June 2022. We recorded approximately $751 thousand and $10,547 thousand of operating expenses relating to grove management services for the Grove Owners for the years ended September 30, 2023 and 2022, respectively.

The credit amounts shown in “Fresh Fruit and other” in operating expenses above primarily represent insurance proceeds of approximately $27,389 thousand in crop insurance and $839 thousand in property and casualty reimbursements for Hurricane Ian received in the year ended September 30, 2023, and federal relief proceeds received under the CRBG program in the years ended September 30, 2023 and 2022 of approximately $1,315 thousand and $1,123 thousand, respectively.
Land Management and Other Operations
The table below presents key operating measures for the years ended September 30, 2023, 2022 and 2021:

(in thousands)
	Years Ended September 30,		Change		Years Ended September 30,		Change
	2023	2022	$	%	2022	2021	$	%
Revenue From:
Land and Other Leasing	$1,327	$1,655	$(328)	(19.8)%	$1,655	$2,404	$(749)	(31.2)%
Other	374	611	(237)	(38.8)%	611	364	247	67.9%
Total	$1,701	$2,266	$(565)	(24.9)%	$2,266	$2,768	$(502)	(18.1)%
Operating Expenses:
Land and Other Leasing	$436	$516	$(80)	(15.5)%	$516	$762	$(246)	(32.3)%
Other	5	4	1	25.0%	4	16	(12)	(75.0)%
Total	$441	$520	$(79)	(15.2)%	$520	$778	$(258)	(33.2)%
Components of Results of Operations for Land Management and Other Operations Segment
Land and other leasing include lease income from leases for grazing rights, hunting leases, a farm lease, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.
Land and Other Leasing operating expenses include real estate, property taxes, and general and administrative expenses, including salaries, benefits and legal and professional fees.

Comparison of the year ended September 30, 2023 and 2022 for the Land Management and Other Operations Segment
The decrease in revenues from Land Management and Other Operations for the year ended September 30, 2023, as compared to the prior year, was primarily due to a decrease in grazing and hunting lease revenue due to the sales of portions of the Alico Ranch, which resulted in the reduction of land covered under our grazing and hunting lease contracts. Additionally, the modification to the grazing leases resulted in a reduction in the ad valorem taxes due from the lessees, as we revised the grazing lease agreements due to the sale of certain of the ranch acres previously covered under the agreement.
The decrease in operating expenses from Land Management and Other Operations for the year ended September 30, 2023, as compared to the prior year, was primarily due to the reduction of the ad valorem tax expense as a result of us owning fewer ranch acres due to the sale of ranch land.

The following discussion provides an analysis of our results of operation, as a whole:
General and Administrative
General and administrative expenses for the year ended September 30, 2023 was $10,643 thousand, compared to $10,079 thousand for the year ended September 30, 2022. The increase was principally attributable to an increase in legal and professional fees, as compared to the same period last year.
Other Income, net
Other income, net, for the years ended September 30, 2023 and 2022 was $6,656 thousand and $37,799 thousand, respectively. The decrease in other income, net was primarily due to less ranch land sales, which resulted in lower gains on sales of $11,509 thousand during the year ended September 30, 2023, compared to $41,102 thousand for the prior year period.

Income Taxes
For the years ended September 30, 2023 and 2022, the provision for income taxes was $801 thousand and $1,069 thousand, respectively, and the related effective income tax rates were 32.6% and 8.3%, respectively. The effective tax rate for the year ended September 30, 2023 is higher than the statutory tax rate due to the deferred rate change and return-to-provision adjustments, which was partially offset by a reduction in the valuation allowance. The effective tax rate for the year ended September 30, 2022 was lower than the statutory tax rate due to the bargain sale of 1,638 acres of land to the state of Florida at a price below market value, which resulted in a charitable contribution carryover for tax purposes. The bargain sale generated a tax benefit of $6,300 thousand, of which $500 thousand was utilized in the prior year, none of which was used in the current year. We do not anticipate that we will be able to recognize the entire charitable deduction carryover before it expires in 2027. A valuation allowance of $4,309 thousand was recorded on September 30, 2022, resulting in a net benefit of $1,468 thousand. As of September 30, 2023 the valuation allowance was reduced to $4,170 thousand, resulting in a benefit of $139 thousand.
Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30, 2023	September 30, 2022	Change
Cash and cash equivalents	$1,062	$865	$197
Total current assets	$58,805	$31,616	$27,189
Total current liabilities	$15,065	$16,525	$(1,460)
Working capital	$43,740	$15,091	$28,649
Total assets	$428,353	$409,255	$19,098
Principal amount of term loans and lines of credit	$129,319	$111,624	$17,695
Current ratio	3.90 to 1	1.91 to 1
Debt ratio	0.30 to 1	0.27 to 1
Sources and Uses of Liquidity and Capital
Our business has historically generated positive net cash flows from operating activities. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under our credit facilities and access to capital markets. Access to additional borrowings under revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, we may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating; (ii) liquidity of the overall capital markets; and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms, or at all.
The principal uses of cash that affect our liquidity position include the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions.
Management believes that a combination of cash-on-hand, cash generated from operations, asset sales (see “Recent Developments” in Item 1. Business for further details) and availability under our lines of credit will provide sufficient liquidity to service the principal and interest payments on our indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term.
Borrowing Facilities and Long-term Debt
We have a $70,000 thousand working capital line of credit, of which $45,030 thousand is available for general use as of September 30, 2023, and a $25,000 thousand revolving line of credit, all of which is available for general use as of September 30, 2023 (see Note 6. Long-Term Debt and Lines of Credit to the Consolidated Financial Statements included in this Annual Report for further information). The working capital line of credit agreement was amended on October 27, 2022, and the primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread, which is adjusted quarterly, based on our debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points, effective October 1, 2022. There were no changes to the commitment amount.
The level of debt could have important consequences on our business, including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements, and limiting flexibility in planning for, or reacting to, changes in our business and industry.
Our credit facilities are subject to various debt covenants, including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 thousand increased annually by 10% of consolidated net income for the preceding years, or $174,628 thousand applicable for the year ended September 30, 2023; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than 0.625 to 1.00; and (v) solely in the case of the WCLC (as defined below), a limit on capital expenditures of $30,000 thousand per year. As of September 30, 2023, we were in compliance with all of the financial covenants.
Consolidated Statements of Cash Flows
The following table details the items contributing to the changes in cash and cash equivalents and restricted cash for the years ended September 30, 2023, 2022 and 2021:

(in thousands)	Years Ended September 30,
	2023	2022	2021
Net cash (used in) provided by operating activities	$(6,254)	$6,523	$16,504
Net cash (used in) provided by investing activities	(4,123)	22,468	(3,268)
Net cash provided by (used in) financing activities	13,204	(29,012)	(32,037)
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,827	$(21)	$(18,801)

Net Cash (Used In) Provided By Operating Activities
The decrease in net cash used in operating activities for the year ended September 30, 2023, as compared to the year ended September 30, 2022, was primarily due to lower revenues as a result of the fruit drop caused by Hurricane Ian.
Net Cash (Used In) Provided By Investing Activities
The shift to net cash used in investing activities for the year ended September 30, 2023, from net cash provided by investing activities for the year ended September 30, 2022, was driven by lower proceeds from ranch land sales.
Net Cash Provided By (Used In) Financing Activities
The shift to net cash provided by financing activities for the year ended September 30, 2023, from net cash used in financing activities for the year ended September 30, 2022, was primarily due to a net increase in borrowing under the working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”), and lower repayments of term loans.
The WCLC agreement provides for Rabo to issue up to $2,000 thousand in letters of credit on our behalf. As of September 30, 2023, there was $248 thousand in outstanding letters of credit, which correspondingly reduced our availability under the line of credit.

Contractual Obligations
Our material cash requirements from known contractual and other obligations are described in the accompanying notes to the financial statements within Item 8. Financial Statements and Supplementary Data. These include principal and interest payments on long-term debt as described in Note 6. Long-Term Debt and Lines of Credit, operating leases as described in Note 11. Leases and purchase commitments as described in Note 14. Commitments and Contingencies to our Consolidated Financial Statements included in this Annual Report.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in those financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. Management considers an accounting estimate to be critical if it is made in accordance with generally accepted accounting principles, involves a significant level of estimation uncertainty, and has had, or is reasonably likely to have, a material impact on our financial condition or results of operations. We consider policies and estimates relating to the following matters to be critical accounting policies:

Revenue Recognition
We recognize revenue at the amount we expect to be entitled to be paid, determined when control of the products or services is transferred to our customers, which occurs upon delivery of and acceptance of the fruit by the customer and we have a right to payment. For grove management services, we recognize operating revenue, including a management fee, when services are rendered and consumed. Management reviews the reasonableness of the revenue accruals quarterly based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the year to these estimates as more current relevant industry information becomes available. Differences between the estimates and the final realization of revenues can be significant and can be either positive or negative. During the periods presented in this Annual Report, no material adjustments were made to the reported revenues from our crops.
Inventories
The costs of growing crops, including, but not limited to, labor, fertilization, fuel, crop nutrition and irrigation, are capitalized into inventory throughout the respective crop year. Such costs are expensed as cost of sales when the crops are harvested and are recorded as operating expenses in the Consolidated Statements of Operations. Inventories are stated at the lower of cost or net realizable value. The cost for unharvested citrus crops is based on accumulated production costs incurred during the period from January 1 through the balance sheet date. In the event that there is a casualty loss due to severe weather or other significant incident which negatively impacts inventory, we will undertake a process to estimate the amount of casualty loss. The process includes a number of factors, including touring all of the citrus groves by operational personnel, to assess the estimated fruit drop by grove and estimate the amount of fruit we expect to produce for the respective harvest season. As a result of this process, we would estimate the amount of casualty loss, if any, to reduce the carrying value of unharvested fruit crop on trees inventory.
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
Income Taxes
We use the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on our income tax provision and net income or loss in the period the determination is made. For the years ended September 30, 2023 and September 30, 2022, we recorded a valuation allowance of $4,170 thousand and $4,309 thousand, respectively. We recognize interest and/or penalties related to income tax matters in income tax expense.
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. We record interest related to unrecognized tax benefits in income tax expense.
Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the asset or asset group might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, we assign its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset groups not recoverable are reduced to their fair values. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. As of September 30, 2023 and 2022, long-lived assets were comprised of property and equipment.

Fair Value Measurements
We categorize our financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability into a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
•Level 1 – Observable inputs such as quoted market prices for identical assets and liabilities in active markets;
•Level 2 – Inputs, other than the quoted prices for identical assets and liabilities in active markets, for which significant other observable market inputs are readily available; and
•Level 3 – Unobservable inputs in which there is little or no market data, such as internally developed valuation models which require the reporting entity to develop its own assumptions.
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. See Note 2. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report for additional information about the fair value of our debt.
As of September 30, 2023 and 2022, we did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
Impact of Accounting Pronouncements
See Item 8. “Financial Statements and Supplementary Data” – Note 1. Description of Business and Basis of Presentation to our Consolidated Financial Statements included in this Annual Report for additional information about the impact of accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk – Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies; however, we do not enter into derivatives or other financial instruments for trading or speculative purposes. We do consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, we entered into no such instruments during the fiscal year ended September 30, 2023. We held various financial instruments as of September 30, 2023 and 2022, consisting of financial assets and liabilities reported in our Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for our benefit.
Interest Rate Risk – We are subject to interest rate risk from the utilization of financial instruments such as term loan debt and other borrowings. Our primary long-term obligations are fixed rate debts subject to fair value risk due to interest rate fluctuations.
We are also subject to interest rate risk on our variable rate debt. A one-percentage-point increase in prevailing interest rates would have increased interest expense on our variable rate debt obligations by approximately $438 thousand for the year ended September 30, 2023.
Foreign-Exchange Rate Risk – We currently have no exposure to foreign-exchange rate risk because all of our financial transactions are denominated in U.S. dollars.
Commodity Price Risk – We have no financial instruments subject to commodity price risk.
Equity Security Price Risk – None of our financial instruments have potential exposure to equity security price risk.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alico, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alico, Inc. and its subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 6, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
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

Net Realizable Value of Unharvested Fruit Crop on the Trees
As described within Note 3 to the financial statements, the Company values inventory at the lower of cost or net realizable value. At September 30, 2023, the consolidated inventory balance included unharvested fruit crop on the trees of $50,699,000. The Company assesses the carrying value of unharvested fruit crop on the trees, including the determination of adjustments to net realizable value, by applying judgment in developing estimates such as the expected future crop yield and future citrus pricing.
We identified the net realizable value of unharvested fruit crop on the trees as a critical audit matter because of the significant judgments utilized by management in developing the accounting estimate. Auditing management’s estimates and assumptions required a high degree of auditor judgment and increased audit effort due to the impact these assumptions have on the net realizable value of unharvested fruit crop on the trees.

Our audit procedures related to the Company’s estimates and assumptions of the net realizable value of unharvested fruit crop on the trees included the following, among others:

•We obtained an understanding of the relevant controls related to management’s evaluation of the net realizable value of unharvested fruit crop on the trees, and tested such controls for design and operating effectiveness, including controls around management’s evaluation of the expected future crop yield and future citrus pricing.
•We tested the completeness of the population of unharvested fruit crop on the trees that were subject to net realizable value adjustments.
•We recalculated the mathematical accuracy of the net realizable value of unharvested fruit crop on the trees.
•We performed a comparison of management’s prior forecasts of future crop yield and future citrus pricing to actual results.
•We performed site observations and obtained industry data to evaluate the reasonableness of management's estimates of future crop yield and future citrus pricing.
/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Orlando, Florida
December 6, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alico, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Alico, Inc.'s and its subsidiaries (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes to the consolidated financial statements of the Company and our report dated December 6, 2023 expressed an unqualified opinion.

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
/s/ RSM US LLP

Orlando, Florida
December 6, 2023

ALICO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,062	$865
Accounts receivable, net	712	324
Inventories	52,481	27,682
Income tax receivable	1,200	1,116
Assets held for sale	1,632	205
Prepaid expenses and other current assets	1,718	1,424
Total current assets	58,805	31,616
Restricted cash	2,630	—
Property and equipment, net	361,849	372,479
Goodwill	2,246	2,246
Other non-current assets	2,823	2,914
Total assets	$428,353	$409,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,311	$3,366
Accrued liabilities	5,363	9,062
Current portion of long-term debt	2,566	3,035
Other current liabilities	825	1,062
Total current liabilities	15,065	16,525
Long-term debt, net	101,410	102,913
Lines of credit	24,722	4,928
Deferred income tax liabilities, net	36,410	35,589
Other liabilities	369	435
Total liabilities	177,976	160,390
Commitments and Contingencies (Note 14)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,610,551 and 7,586,995 shares outstanding at September 30, 2023 and September 30, 2022, respectively	8,416	8,416
Additional paid in capital	20,045	19,784
Treasury stock, at cost, 806,341 and 829,150 shares held at September 30, 2023 and September 30, 2022, respectively	(27,274)	(27,948)
Retained earnings	243,804	243,490
Total Alico stockholders' equity	244,991	243,742
Noncontrolling interest	5,386	5,123
Total stockholders' equity	250,377	248,865
Total liabilities and stockholders' equity	$428,353	$409,255
See accompanying notes to the consolidated financial statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended September 30,
	2023	2022	2021
Operating revenues:
Alico Citrus	$38,145	$89,681	$105,796
Land Management and Other Operations	1,701	2,266	2,768
Total operating revenues	39,846	91,947	108,564
Operating expenses:
Alico Citrus	32,959	106,192	83,893
Land Management and Other Operations	441	520	778
Total operating expenses	33,400	106,712	84,671
Gross profit (loss)	6,446	(14,765)	23,893
General and administrative expenses	10,643	10,079	9,453
(Loss) income from operations	(4,197)	(24,844)	14,440
Other income (expense), net:
Investment and interest income, net	58	21	23
Interest expense	(4,911)	(3,324)	(3,987)
Gain on sale of property and equipment	11,509	41,102	35,898
Other income, net	—	—	13
Total other income, net	6,656	37,799	31,947
Income before income taxes	2,459	12,955	46,387
Income tax provision	801	1,069	11,567
Net income	1,658	11,886	34,820
Net loss attributable to noncontrolling interests	177	573	39
Net income attributable to Alico, Inc. common stockholders	$1,835	$12,459	$34,859
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$0.24	$1.65	$4.64
Diluted	$0.24	$1.65	$4.64
Weighted-average number of common shares outstanding:
Basic	7,602	7,560	7,516
Diluted	7,602	7,568	7,519

Cash dividends declared per common share	$0.20	$2.00	$1.36
See accompanying notes to the consolidated financial statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
September 30, 2020	8,416	$8,416	$19,685	924	$(30,779)	$221,531	$218,853	$5,441	$224,294
Net income (loss)	—	—	—	—	—	34,859	34,859	(39)	34,820
Dividends	—	—	—	—	—	(10,227)	(10,227)	—	(10,227)
Stock-based compensation	—	—	304	(33)	926	—	1,230	—	1,230
September 30, 2021	8,416	8,416	19,989	890	(29,853)	246,163	244,715	5,402	250,117
Net income (loss)	—	—	—	—	—	12,459	12,459	(573)	11,886
Dividends	—	—	—	—	—	(15,132)	(15,132)	—	(15,132)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	—	294	294
Executives stock exercises	—	—	34	—	431	—	465	—	465
Stock-based compensation	—	—	(239)	(61)	1,474	—	1,235	—	1,235
September 30, 2022	8,416	8,416	19,784	829	(27,948)	243,490	243,742	5,123	248,865
Net income (loss)	—	—	—	—	—	1,835	1,835	(177)	1,658
Dividends	—	—	—	—	—	(1,521)	(1,521)	—	(1,521)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	—	440	440
Stock-based compensation	—	—	261	(23)	674	—	935	—	935
September 30, 2023	8,416	$8,416	$20,045	806	$(27,274)	$243,804	$244,991	$5,386	$250,377

See accompanying notes to the consolidated financial statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2023	2022	2021
Net cash (used in) provided by operating activities:
Net income	$1,658	$11,886	$34,820
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	15,487	15,229	15,122
Debt issue costs expense	141	255	179
Deferred income tax provision (benefit)	821	(3,876)	2,249
Gain on sale of property and equipment	(11,509)	(41,102)	(35,898)
Inventory net realizable value adjustment	1,616	6,676	—
Casualty loss – tree and building damage	—	1,400	—
Loss on disposal of property and equipment	9,624	3,251	2,338
Inventory casualty loss	—	14,900	—
Stock-based compensation expense	935	1,235	1,230
Other, net	(2)	160	(117)
Changes in operating assets and liabilities:
Accounts receivable	(388)	5,781	(1,758)
Inventories	(26,415)	(5,881)	(2,522)
Prepaid expenses	(294)	(271)	(115)
Income tax receivable	(84)	2,117	(2,452)
Other assets	235	(450)	575
Accounts payable and accrued liabilities	2,420	(5,111)	3,429
Other liabilities	(499)	324	(576)
Net cash (used in) provided by operating activities	(6,254)	6,523	16,504

Cash flows from investing activities:
Purchases of property and equipment	(16,656)	(20,731)	(22,258)
Acquisition of citrus groves	(77)	(136)	(18,527)
Proceeds from sale of property and equipment	11,359	43,159	37,266
Proceeds from property and casualty insurance	839	—	—
Other, net	412	176	251
Net cash (used in) provided by investing activities	(4,123)	22,468	(3,268)

Cash flows from financing activities:
Repayments on revolving lines of credit	(59,458)	(52,227)	(50,735)
Borrowings on revolving lines of credit	79,252	57,155	47,793
Principal payments on term loans	(2,098)	(19,598)	(21,957)
Capital contribution received from noncontrolling interest	441	294	—
Proceeds from exercise of stock options	—	465	—
Dividends paid	(4,933)	(15,101)	(7,138)
Net cash provided by (used in) financing activities	13,204	(29,012)	(32,037)

Net increase (decrease) in cash and cash equivalents and restricted cash	2,827	(21)	(18,801)
Cash and cash equivalents and restricted cash at beginning of the period	865	886	19,687

Cash and cash equivalents and restricted cash at end of the period	$3,692	$865	$886

Supplemental disclosure of cash flow information:
Cash paid for interest; net of amount capitalized	$4,433	$3,192	$3,940
Cash paid for income taxes	$—	$3,430	$11,770

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$381	$3,793	$3,763
See accompanying notes to the consolidated financial statements.

ALICO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 72,000 acres of land and also mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments (Alico Citrus and Land Management and Other Operations).
Basis of Presentation
The Company has prepared the accompanying financial statements on a consolidated basis. These accompanying Consolidated Financial Statements, which are referred to herein as the “Financial Statements,” have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and account balances between the consolidated businesses have been eliminated.
Segments
Operating segments are defined in the criteria established under the Financial Accounting Standards Board – Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by John E. Kiernan, the Company’s President and Chief Executive Officer and chief operating decision maker (“CODM”), in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two operating segments: (i) Alico Citrus and (ii) Land Management and Other Operations.
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
Noncontrolling Interest in Consolidated Subsidiary
The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $361 thousand for the year ended September 30, 2023, a net loss of $1,170 thousand for the year ended September 30, 2022, and a net loss of $79 thousand for the year ended September 30, 2021, respectively, of which a net loss of $184 thousand, a net loss of $597 thousand, and a net loss of $41 thousand were attributable to the Company for the years ended September 30, 2023, 2022 and 2021, respectively. The net loss for the year ended September 30, 2023 was primarily due to lower revenue as a result of the fruit drop from Hurricane Ian. The net loss for the year ended September 30, 2022 was primarily due to the inventory casualty loss and net realizable value adjustment as result of the fruit loss sustained from Hurricane Ian.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s floating rate notes and variable funding notes have historically borne interest at fluctuating interest rates based on LIBOR. Given the anticipated cessation of LIBOR, the Company renegotiated its variable rate loan agreements, to instead utilize fluctuating interest rates based on the 30 day Secured Overnight Financing Rate (SOFR), some with the change having taken effect late in the year ended September 30, 2022, and one with the change having taken effect early in the year ended September 30, 2023. ASU 2020-04 was effective March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the sunset date from December 31, 2022 to December 31, 2024. The adoption of this standard will not have a material effect on the Company's consolidated financial statements, as it has converted all of its variable rate loan agreements from LIBOR to SOFR as noted above.
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
Seasonality
The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of Alico’s year produce most of the Company’s annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year ended September 30.
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
Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of September 30, 2023, and September 30, 2022, the Company had total receivables relating to sales of citrus of $394 thousand and $171 thousand, respectively, recorded in Accounts Receivable, net, in the Consolidated Balance Sheets.

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
In June 2022, a group of third-party grove owners, who are affiliated with each other (collectively, the “Grove Owners”), for which the Company was managing groves under a Property Management Agreement executed on July 16, 2020 with the Grove Owners, under which the Company performed grove management services, terminated the management relationship under the Property Management Agreement with the Company as the Grove Owners decided to exit the citrus business. As a result, all services relating to this Property Management Agreement and the accompanying management fee and reimbursed costs associated with performing grove management services ceased as of June 10, 2022.

The Company recorded $0, $10,598 thousand and $15,752 thousand of operating revenue relating to these grove management services, including the management fee, during the years ended September 30, 2023, 2022 and 2021, respectively. The Company recorded $0, $9,711 thousand and $14,342 thousand of operating expenses relating to these grove management services during the years ended September 30, 2023, 2022 and 2021, respectively.
Disaggregated Revenue
Revenues disaggregated by significant products and services for the years ended September 30, 2023, 2022 and 2021 are as follows:

(in thousands)	Years Ended September 30,
	2023	2022	2021
Alico Citrus
Early and Mid-Season	$11,954	$28,287	$31,525
Valencias	23,906	47,529	55,918
Fresh Fruit and other	1,051	1,937	1,370
Grove Management Services	1,234	11,928	16,983
Total	$38,145	$89,681	$105,796

Land Management and Other Operations
Land and Other Leasing	$1,327	$1,655	$2,404
Other	374	611	364
Total	$1,701	$2,266	$2,768

Total Revenues	$39,846	$91,947	$108,564
Fair Value Measurements
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability into a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
•Level 1 – Observable inputs such as quoted market prices for identical assets and liabilities in active markets;
•Level 2 – Inputs, other than the quoted prices for identical assets and liabilities in active markets, for which significant other observable market inputs are readily available; and
•Level 3 – Unobservable inputs in which there is little or no market data, such as internally developed valuation models which require the reporting entity to develop its own assumptions.
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments.

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

(in thousands)	September 30, 2023		September 30, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current long-term debt	$2,566	$2,325	$3,035	$2,847
Long-term debt	$126,753	$115,851	$108,589	$102,558
As of September 30, 2023 and 2022, the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
Cash and Cash Equivalents
The Company considers cash in banks and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. At various times throughout the year ended September 30, and as of September 30, 2023, some accounts held at financial institutions were in excess of the federally insured limit of $250 thousand. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Restricted Cash
Restricted cash is comprised of cash received from the sale of certain assets in which the use of funds is restricted. For certain sales transactions, the Company sells property which serves as collateral for specific debt obligations and/or for which the Company intends to complete a (“1031 Exchange”) under section 1031 of the Internal Revenue Code. A 1031 Exchange allows a taxpayer to defer all or a portion of income taxes on the sale of real property provided it can identify replacement real property within 45 days and close on the purchase of the replacement real property within 180 days after the closing of the initial sale. If an acceptable transaction is not consummated within this time period, the Company will need to pay income taxes on the gain from the sales transaction.

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
The following table presents accounts receivable, net, as of September 30, 2023 and 2022:

(in thousands)	September 30,
	2023	2022
Accounts receivable	$726	$338
Allowance for doubtful accounts	(14)	(14)
Accounts receivable, net	$712	$324

Concentrations
Accounts receivable from the Company’s major customer as of September 30, 2023 and 2022, and revenue from such customer for the years ended September 30, 2023, 2022 and 2021, are as follows:

(in thousands)	Accounts Receivable		Revenue			% of Total Revenue
	2023	2022	2023	2022	2021	2023	2022	2021
Tropicana	$—	$—	$32,403	$73,791	$84,136	81.3%	79.7%	77.5%
The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.
The overall increase in Tropicana revenue, as a percentage of sales, was primarily due to lower caretaking revenue due to the termination in June 2022 of the agreement entered into in July 2020 with a group of third-party grove owners, who were affiliated with each other, to provide citrus grove caretaking and harvest and haul management services for 7,000 acres owned by such third parties. Under the terms of this agreement, the Company was reimbursed by the third parties for all its costs incurred related to providing these services and received a management fee based on acres covered under this agreement. The Company records both an increase in revenues and expenses when the Company provides these citrus grove caretaking management services.
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
The estimated useful lives for property and equipment are primarily as follows:

Citrus trees	25 years
Equipment and other facilities	3-20 years
Buildings and improvements	15-39 years
Changes in circumstances, such as technological advances, or changes to our business model or capital strategy could result in the actual useful lives differing from the original estimates. In those cases where the Company determines that the useful life of property and equipment should be shortened, Alico depreciates the asset over its revised estimated remaining useful life, thereby increasing depreciation expense (see Note 5. Property and Equipment, Net for further information).
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico’s cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. For the years ended September 30, 2023, 2022 and 2021, the Company did not recognize any impairment of long-lived assets. As of September 30, 2023 and 2022, long-lived assets were comprised of property and equipment.
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
The carrying value of goodwill is tested for impairment annually as of September 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company does not utilize a qualitative assessment approach, then the quantitative goodwill impairment test is utilized to identify potential impairments. The Company identifies any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company typically determines the fair value of its reporting units using a discounted cash flow valuation approach. If a potential impairment is identified, the Company will determine the amount of goodwill impairment by comparing the fair value of a reporting unit with its carrying amount. As of September 30, 2023 and 2022, no impairment was required.
Other Non-Current Assets
Other non-current assets primarily include intangible assets relating to mineral rights, water permits, right-of-use assets relating to lease obligations, investments owned in agricultural cooperatives, cash surrender value on life insurance, and deposits on the purchase of citrus trees. Investments in stock related to agricultural cooperatives are carried at cost.
Income Taxes
The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. See Note 9. Income Taxes for detail of valuation allowances recognized during the year ended September 30, 2023, 2022 and 2021. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
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
The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for the years ended September 30, 2023, 2022 and 2021:

(in thousands)	Years Ended September 30,
	2023	2022	2021
Weighted Average Common Shares Outstanding – Basic	7,602	7,560	7,516
Effect of dilutive securities – stock options and unrestricted stock	—	8	3
Weighted Average Common Shares Outstanding – Diluted	7,602	7,568	7,519
Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share.
Stock-Based Compensation
Stock-based compensation is measured based on the fair value of the equity award at the grant date and is expensed on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from common shares held in treasury. The Company recognizes the impact of forfeitures as they occur. See Note 8. Stock-based Compensation for a discussion of the Company’s stock-based compensation plans.
Note 3. Inventories
Inventories consist of the following at September 30, 2023 and 2022:

(in thousands)	September 30,
	2023	2022
Unharvested fruit crop on the trees	$50,699	$26,717
Other	1,782	965
Total inventories	$52,481	$27,682
The Company records its inventory at the lower of cost or net realizable value.
In September 2022, the state of Florida’s citrus business, including the Company’s unharvested citrus crop, was significantly impacted by Hurricane Ian. The impact of Hurricane Ian resulted in the premature drop of unharvested fruit. Accordingly, for the years ended September 30, 2023 and 2022, the Company recorded $1,616 thousand and $6,676 thousand, respectively, for adjustments to reduce inventory to net realizable value as a result of the impact of Hurricane Ian, which impacted the Company’s unharvested citrus crop for the year ended September 30, 2022. The Company undertook a process to estimate the amount of inventory casualty loss as of the date of Hurricane Ian. Such process included a number of factors including touring all of the citrus groves by operational personnel to assess the estimated fruit drop by grove and the impact of damage to the citrus trees, and an estimate of fruit the Company expects to produce for the 2022-2023 harvest season after Hurricane Ian. As a result, the Company recorded, for the year ended September 30, 2022, a casualty loss to reduce the carrying value of unharvested fruit crop on trees inventory by $14,900 thousand.
In the year ended September 30, 2023, the Company received insurance proceeds relating to Hurricane Ian of approximately $27,389 thousand for crop claims and $839 thousand relating to property and casualty damage claims, which have been recorded as a reduction in operating expenses in the Consolidated Statements of Operations. No further insurance proceeds related to Hurricane Ian are expected.
In December 2022, the Consolidated Appropriations Act was signed into law by the federal government; however, the details of the mechanism and funding of any Hurricane Ian relief still remains unclear and, if available, the extent to which we will be eligible. We intend to take advantage of any such available programs as and when they become available. We are currently working with Florida Citrus Mutual, the industry trade group, and government agencies on the federal relief programs available as part of the Consolidated Appropriations Act.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida. During the years ended September 30, 2023, 2022 and 2021, the Company received $1,315 thousand, $1,123 thousand and $4,299 thousand, respectively, under the Florida Citrus Recovery Block Grant (“CRBG”) program. No further federal relief proceeds are expected related to Hurricane Irma. These federal relief proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations.
Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of September 30, 2023 and September 30, 2022:

(in thousands)	Carrying Value
	Years Ended September 30,
	2023	2022
Ranch	$1,632	$205
Total assets held for sale	$1,632	$205
On September 18, 2023, the Company signed an Option Agreement for Sale and Purchase (“Option Agreement”) with the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida for the sale of 17,229 acres of the Alico Ranch. On September 21, 2023, Florida Governor Ron DeSantis and the Florida Cabinet approved the purchase of this land from Alico, under the Florida Forever Program, for approximately $77,600 thousand. The sale is expected to close between December 2023 and February 2024.
During the year ended September 30, 2023, we sold approximately 2,255 acres of ranch land for approximately $12,000 thousand and recognized a gain of $11,432 thousand (including approximately 85 acres to Mr. John E. Kiernan, the Company’s President and CEO, on October 20, 2022, for $439 thousand ($5,161 per acre)). See Note 13. Related Party Transactions for further information.
During the year ended September 30, 2022 we sold approximately 9,414 acres of ranch land for $41,421 thousand and recognized a gain of $39,124 thousand.
The Company recorded no impairment loss during the years ended September 30, 2023 and 2022.
During the year ended September 30, 2023, these proceeds were used for general corporate purposes. During the year ended September 30, 2022, the Company used a portion of the proceeds from these various asset sales to pay down debt (see Note 6. Long-Term Debt and Lines of Credit for further information), purchase citrus groves and pay the dividend during the year.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at September 30, 2023 and September 30, 2022:

(in thousands)	September 30,
	2023	2022
Citrus trees	$328,421	$329,582
Equipment and other facilities	57,779	58,021
Buildings and improvements	7,081	7,374
Total depreciable properties	393,281	394,977
Less: accumulated depreciation and depletion	(144,150)	(135,990)
Net depreciable properties	249,131	258,987
Land and land improvements	112,718	113,492
Property and equipment, net	$361,849	$372,479
For the year ended September 30, 2022, the Company recorded a casualty loss of $1,400 thousand with respect to one of its groves, which sustained tree loss of $1,300 thousand, and damage to one of its buildings of $100 thousand, as a direct result of Hurricane Ian.
For the years ended September 30, 2023, 2022 and 2021, the Company recognized a loss on the disposal of property and equipment of $9,624 thousand, $3,251 thousand and $2,338 thousand, respectively, due to tree clippings. The significant increase for the year ended September 30, 2023 was principally driven by a change in plans with respect to the management of a portion of one of its groves and an increase in clippings to support the planting of new trees.
In the year ended September 30, 2023, the Company recognized a $3,744 thousand loss on the disposal of a portion of one of its citrus groves, as it entered into a lease with a third-party to remove these trees and allow them to utilize this portion of the grove for other agricultural development.

Note 6. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt at September 30, 2023 and September 30, 2022:

(in thousands)	September 30, 2023	September 30, 2022
Long-term debt, net of current portion:
Met fixed-rate term loans	$70,000	$70,000
Met variable-rate term loans	19,094	19,906
Met Citree term loan	3,888	4,013
Pru loans A & B	11,615	12,777
Deferred financing fees	(621)	(748)
	103,976	105,948
Less current portion of long-term debt	2,566	3,035
Long-term debt, net	$101,410	$102,913

The following table summarizes amounts outstanding under lines of credit and related deferred financing costs, net of accumulated amortization at September 30, 2023 and September 30, 2022:

(in thousands)	September 30, 2023	September 30, 2022
Lines of Credit:
RLOC	$—	$—
WCLC	24,722	4,928
Deferred financing fees (1)	(95)	(110)
Lines of Credit	$24,627	$4,818
1- Represents deferred financing fees on the RLOC.
Future maturities of long-term debt and lines of credit as of September 30, 2023 are as follows:

(in thousands)	September 30, 2023
Due within one year	$2,566
Due between one and two years	3,035
Due between two and three years	27,757
Due between three and four years	3,035
Due between four and five years	3,035
Due beyond five years	89,891
Total future maturities	$129,319

Interest costs expensed and capitalized were as follows:

(in thousands)	Years Ended September 30,
	2023	2022	2021
Interest expense	$4,911	$3,324	$3,987
Interest capitalized	1,439	1,493	1,431
Total	$6,350	$4,817	$5,418
Debt
The Company’s credit facilities consist of fixed interest rate term loans originally in the amount of $125,000 thousand (“Met Fixed-Rate Term Loans”), variable interest rate term loans originally in the amount of, $57,500 thousand (“Met Variable-Rate Term Loans”), a $25,000 thousand revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000 thousand working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”). At September 30, 2023 and 2022, $25,000 thousand and $25,000 thousand, is available under the RLOC, respectively, and $45,030 thousand and $64,762 thousand was available under the WCLC, respectively.
The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of 38,200 gross acres of citrus groves and originally included 5,800 gross acres of ranch land. In April 2021, the 5,800 gross acres of ranch land was released as security against the term loans and RLOC and only the 38,200 gross acres of citrus groves remain as security for the term loans and RLOC. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.
Initially, the Met Fixed-Rate Term Loans were subject to quarterly principal payments of $1,563 thousand and bore interest at 4.15% per annum. Effective May 1, 2021, the Company modified its Met Fixed-Rate Term Loans, which, in the aggregate, have a balance of $70,000 thousand after the prepayment of $10,313 thousand made in April 2021, and have a balance of $70,000 thousand to be interest-only, with a balloon payment to be paid at maturity on November 1, 2029. The interest rate on these Met Fixed-Rate Term Loans, which were bearing interest at 4.15%, was adjusted to 3.85%. As part of this modification, the Company no longer has the prepayment option previously allowed under the arrangement.
The Met Variable-Rate Term Loans are subject to quarterly principal payments of $406 thousand and historically bear an interest rate equal to 90-day LIBOR plus 165 basis points (the “LIBOR spread”). Effective February 17, 2023, the Company agreed to defer the next three quarterly principal payments which were previously due May 2023, August 2023 and November 2023 to the maturity date of the loan. For the year ended September 30, 2022, the LIBOR rate was effective from October 1, 2021 through July 31, 2022. The LIBOR spread was subject to adjustment by Met beginning May 1, 2017 and was subject to further adjustment every two years thereafter until maturity. No adjustment was made at May 1, 2019, or at May 1, 2021. Effective August 1, 2022, the interest rate was renegotiated to the One Month Term Secured Overnight Financing Rate (SOFR) plus 175 basis points (the “SOFR spread”). The SOFR spread is subject to adjustment by Met every 2 years beginning May 1, 2023, until maturity. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 7.52% per annum and 4.27% per annum, as of September 30, 2023 and September 30, 2022, respectively. The Met Variable-Rate Term Loans mature on November 1, 2029.
With respect to the RLOC, for the year ended September 30, 2022, the LIBOR-based rate was effective from October 1, 2021 through July 31, 2022 and bears interest at a floating rate equal to 90-day LIBOR plus 165 basis points, payable quarterly. Effective August 1, 2022, the LIBOR-based rate was renegotiated to SOFR plus 175 basis points. The SOFR spread is subject to adjustment by lender every 2 years beginning May 1, 2023, until maturity on November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. The variable interest rate was 7.52% per annum and 4.27% per annum as of September 30, 2023 and September 30, 2022, respectively.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The WCLC agreement was amended on October 27, 2022, and the primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread, which spread is adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. There were no changes to the commitment amount. The rate at September 30, 2023 was SOFR plus 175 basis points. The variable interest rate was 7.07% per annum and 4.31% per annum as of September 30, 2023 and September 30, 2022, respectively. The WCLC agreement provides for Rabo to issue up to $2,000 thousand in letters of credit on the Company’s behalf, of which $248 thousand and $310 thousand were issued as of September 30, 2023 and September 30, 2022, respectively.
The WCLC is subject to a quarterly commitment fee on the daily unused availability under the line computed as the commitment amount less the aggregate of the outstanding loans and outstanding letters of credit. The commitment fee is adjusted quarterly based on Alico’s debt service coverage ratio for the preceding quarter and can vary from a minimum of

20 basis points to a maximum of 30 basis points. Commitment fees to date have been charged at 20 basis points, except from May 18, 2023 through August 8, 2023 when they were charged at 30 basis points.
These credit facilities noted above are subject to various covenants, including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 thousand increased annually by 10% of consolidated net income for the preceding years, or $174,628 thousand applicable for the year ended September 30, 2023; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000 thousand per year ended September 30. As of September 30, 2023, the Company was in compliance with all of the financial covenants.
Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree (“Met Citree Loan”). This is a $5,000 thousand credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. Effective February 17, 2023, the Company agreed to defer the next three quarterly principal payments which were previously due May 2023, August 2023 and November 2023 to the maturity date of the loan. The loan matures in February 2029.
Silver Nip Citrus Debt
There are two fixed-rate term loans, with an original combined balance of $27,550 thousand, bearing interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290 thousand is payable quarterly, together with accrued interest. On February 15, 2015, 734 Citrus Holdings, LLC d/b/a Silver Nip Citrus (“Silver Nip Citrus”) made a prepayment of $750 thousand. In addition, the Company made prepayments of $4,453 thousand in the second quarter of 2018 with proceeds from the sale of certain properties, which were collateralized under these loans. The Company may prepay up to $5,000 thousand of principal without penalty. As such, the Company exceeded the allowed $5,000 thousand prepayment by $203 thousand and was required to make a premium payment of $22 thousand. The loans are collateralized by approximately 5,700 acres of citrus groves in Collier, Hardee, Highlands and Polk Counties, Florida and mature on June 1, 2029 and June 1, 2033, respectively.
The Pru Loans A & B are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of September 30, 2023.

Deferred Financing Costs

Costs incurred to obtain financing are deferred and amortized to "Interest expense" in the consolidated statement of operations over the related financing period using the effective interest method. The Company records debt issuance costs as a direct reduction of the carrying value of the related debt. Financing costs related to the undrawn RLOC are included in "Other non-current assets" in the consolidated balance sheet.
Note 7. Accrued Liabilities
Accrued liabilities consist of the following at September 30, 2023 and September 30, 2022:

(in thousands)	September 30,
	2023	2022
Ad valorem taxes	$2,134	$2,024
Accrued interest	1,102	764
Accrued employee wages and benefits	1,007	1,713
Accrued dividends	381	3,793
Accrued insurance	345	345
Professional fees	307	303
Other accrued liabilities	87	120
Total accrued liabilities	$5,363	$9,062
Note 8. Stock-based Compensation
Effective January 27, 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provides for up to 1,250 thousand common shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholder value, with approximately 1,145 thousand remaining available for issuance under the 2015 Plan. The 2015 Plan was approved by the Company’s stockholders in February 2015. The Company’s 2015 Plan provides for grants to executives in various forms including restricted shares of the Company’s common stock and stock options. Awards are discretionary and are determined by the

Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Non-vested restricted shares generally vest over requisite service periods of one to six years from the date of grant.
The Company recognizes stock-based compensation expense for (i) Board of Directors fees (generally paid in treasury stock); and (ii) other awards under the 2015 Plan (paid in restricted stock and stock options). Stock-based compensation expense is recognized in general and administrative expenses in the Consolidated Statements of Operations.
Stock Compensation – Board of Directors
The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was $588 thousand, $661 thousand and $844 thousand for the years ended September 30, 2023, 2022 and 2021, respectively.
Restricted Stock Awards (“RSAs”)
The following table represents a summary of the status of the Company’s RSAs:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2022	28,546	$37.82
Granted during year 2023 (a)	50	32.30
Vested during year 2023 (b)	(11,037)	37.82
Forfeited during year 2023	(19)	32.30
Outstanding and expected to vest at 2023 (c)	17,540	$37.82
a.The weighted average fair value of RSAs granted in year 2023 and 2022 was $32.30 and $37.82, respectively.
b.The total fair value of all RSAs vested in year 2023 and 2022 was $417 thousand and $214 thousand, respectively.
c.The weighted average remaining contractual term is 1.8 years and the aggregate intrinsic value of RSAs expected to vest is $438 thousand.
Stock compensation expense related to the RSAs totaled $329 thousand, $459 thousand and $144 thousand for the years ended September 30, 2023, 2022 and 2021, respectively. There was $376 thousand of total unrecognized stock compensation costs related to RSAs at September 30, 2023.
Stock Options
All outstanding stock options are fully vested at September 30, 2023.
The following table represents a summary of the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding – September 30, 2022 (a)	126,500	$33.78	0	—
Exercised during year 2023	—	—	0	—
Forfeitures/expired during year 2023	(88,500)	33.96	0	—
Outstanding – September 30, 2023	38,000	$33.75	3.3	—
a.Includes 29,500 options which would vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $40; 29,500 options which would vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $45; and 29,500 options which would vest if the price of the Company’s common stock during a consecutive 20-trading day period exceeds $50.
Stock compensation expense related to the options totaled $18 thousand, $115 thousand and $242 thousand for the years ended September 30, 2023, 2022 and 2021, respectively.
Forfeitures of RSAs and stock options were recognized as incurred.
At September 30, 2023 and September 30, 2022, there was $0 and $18 thousand, respectively, of total unrecognized stock compensation costs related to unvested share-based compensation for the option grants.

Total stock-based compensation expense for the years ended September 30, 2023, 2022 and 2021, which was recognized in general and administrative expense, was $935 thousand, $1,235 thousand and $1,230 thousand, respectively.
Note 9. Income Taxes
The Federal and State filings remain subject to examination by tax authorities for tax periods ending after September 30, 2018.
The income tax provision for the years ended September 30, 2023, 2022 and 2021 consists of the following:

(in thousands)	Years Ended September 30,
	2023	2022	2021
Current:
Federal income tax	$(18)	$3,884	$7,347
State income tax	(2)	1,061	1,971
Total current	(20)	4,945	9,318

Deferred:
Federal income tax	630	(5,943)	2,144
State income tax	330	(2,242)	105
Valuation allowance	(139)	4,309	—
Total deferred	821	(3,876)	2,249
Income tax provision	$801	$1,069	$11,567
Income tax provision attributable to income before income taxes differed from the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes for each of the years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively, as a result of the following:

(in thousands)	Years Ended September 30,
	2023		2022		2021
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Income tax at the statutory federal rate	$516	21.0%	$2,560	19.8%	$9,741	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	265	10.8%	120	0.9%	1,645	3.5%
Permanent and other reconciling items, net	27	1.1%	44	0.3%	41	0.1%
Land Donation – Bargain Sale	—	—%	(6,279)	(48.5%)	—	—%
Valuation allowance	(139)	(5.7%)	4,309	33.3%	—	—%
Other	132	5.4%	315	2.4%	140	0.3%
Income tax provision	$801	32.6%	$1,069	8.3%	$11,567	24.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2023, and 2022 are presented below:

(in thousands)	September 30,
	2023	2022
Deferred tax assets:
Goodwill	$10,836	$12,623
Inventories	1,307	5,577
Stock compensation	279	198
Accrued bonus	29	—
Intangibles	345	399
Charitable contribution carryforward	5,809	5,776
Net operating loss	3,762	—
Interest expense limitation	1,599	—
Other	129	108
Total deferred tax assets	24,095	24,681

Deferred tax liabilities:
Property and equipment	55,163	55,007
Investment in Citree	943	740
Prepaid insurance	229	214
Total deferred tax liabilities	56,335	55,961
Valuation allowance	4,170	4,309
Net deferred income tax liabilities	$(36,410)	$(35,589)
The Company has a federal net operating loss carryforward of $17,400 thousand and state net operating loss carryforward of $2,400 thousand at September 30, 2023, which resulted in deferred tax assets of $3,657 thousand and $105 thousand, respectively. Both federal and state net operating losses have an indefinite life.
The Company has established a partial valuation allowance on our charitable contribution carryforward as of September 30, 2022, as the amount of expected future taxable income is not likely to support the use of the deferred tax asset before it expires. The valuation allowance at September 30, 2023 and 2022 was $4,170 thousand and $4,309 thousand, respectively.
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

Information by operating segment is as follows:

(in thousands)	Years Ended September 30,
	2023	2022	2021
Revenues:
Alico Citrus	$38,145	$89,681	$105,796
Land Management and Other Operations	1,701	2,266	2,768
Total revenues	39,846	91,947	108,564

Operating expenses:
Alico Citrus	32,959	106,192	83,893
Land Management and Other Operations	441	520	778
Total operating expenses	33,400	106,712	84,671

Gross profit (loss):
Alico Citrus	5,186	(16,511)	21,903
Land Management and Other Operations	1,260	1,746	1,990
Total gross profit (loss)	$6,446	$(14,765)	$23,893

Capital expenditures:
Alico Citrus	$16,733	$20,867	$41,785
Total capital expenditures	$16,733	$20,867	$41,785

Depreciation, depletion and amortization:
Alico Citrus	$14,999	$14,697	$14,523
Land Management and Other Operations	67	98	147
Other Depreciation, Depletion and Amortization	421	434	452
Total depreciation, depletion and amortization	$15,487	$15,229	$15,122

Assets:
Alico Citrus	$415,030	$396,266
Land Management and Other Operations	11,722	11,326
Other Corporate Assets	1,601	1,663
Total Assets	$428,353	$409,255

Note 11. Leases
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
Our operating leases are reported in our Consolidated Balance Sheets as follows:

(in thousands)	Classification	September 30, 2023	September 30, 2022

Operating lease components
Right-of-use assets – non-current	Other non-current assets	$523	$755
Current lease liabilities	Other current liabilities	$254	$415
Non-current lease liabilities	Other liabilities	$305	$386
Our operating leases cost components are reported in our Consolidated Statements of Operations as follows:

(in thousands)	Classification	September 30, 2023	September 30, 2022

Operating lease components
Grove management services revenue	Operating revenue	$—	$116
Grove management services cost-of-sales	Operating expenses	$—	$116
Operating lease costs	General and administrative expenses	$128	$85
Future maturities of our operating lease obligations as of September 30, 2023, by year, are as follows:

(in thousands)
2024	$255
2025	159
2026	145
2027	26
2028	—
Total noncancelable future lease obligations	$585
Less: Interest	(26)
Present value of lease obligations	$559

September 30, 2023
Weighted-average remaining lease term	1.90 years
Weighted-average discount rate	5.22%

Cash flow information related to leases consists of the following:

(in thousands)	September 30, 2023	September 30, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$211	$302

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$184	$—
Note 12. Employee Benefits Plans
Profit Sharing and 401(k) Plans
The Company maintains a 401(k) employee savings plan for eligible employees, which provides up to a 4% matching contribution payable on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contributions to the plan were $384 thousand, $398 thousand and $401 thousand for the years ended September 30, 2023, 2022 and 2021, respectively.
The Company also maintains a Profit Sharing Plan (“Plan”) that is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company did not contribute to the Plan for the years ended September 30, 2023, 2022 and 2021, respectively.
Note 13. Related Party Transactions
Capital Contribution

On June 6, 2023, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contribution (“Contribution”) requirement of $900 thousand as a result of trees producing limited revenue due to the severity of the fruit drop resulting from Hurricane Ian, which negatively impacted both the box production and pounds solids. The Company’s portion of the Contribution was $460 thousand and was funded on June 22, 2023. The remaining portion of the Contribution of $440 thousand was funded by the noncontrolling parties.

On September 6, 2022, all operating partners of Citree received a funding notice relating to an additional Contribution requirement of $600 thousand as a result of trees producing limited revenue because they are still in early-stage development, a freeze event occurred in January 2022 which negatively impacted both the box production and pounds solids, and the increased cost of fertilizer, other chemicals and fuel. The Company’s portion of the Contribution was $306 thousand and was funded on September 22, 2022. The remaining portion of the Contribution of $294 thousand was funded by the noncontrolling parties.
Lease Agreement
On January 1, 2022, Mr. Kiernan, the Company’s President and CEO, entered into a Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement with the Company (the “Kiernan Lease Agreement”). Under the Kiernan Lease Agreement, the Company leased approximately 93 acres of Company-owned, largely unimproved land (the “Land”) to Mr. Kiernan for a three-year term commencing on January 1, 2022, and ending on January 1, 2025, with a yearly rent of $1,860. Additionally, under the terms of the Kiernan Lease Agreement, the Company granted to Mr. Kiernan an option to purchase the Land from the Company, exercisable only during the one-year period January 1, 2022, through January 1, 2023, and at a price of $480 thousand ($5,161 per acre), which price was based on an independent appraisal obtained by the Company. On January 5, 2022, Mr. Kiernan exercised his option to purchase the land. Pursuant to exercise of the option, the Company sold approximately 85 acres to Mr. Kiernan on October 20, 2022 for $439 thousand ($5,161 per acre).
Note 14. Commitments and Contingencies
Purchase Commitments
The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of September 30, 2023, the Company had $4,350 thousand relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.

Letters of Credit
The Company had outstanding standby letters of credit in the total amount of $248 thousand and $310 thousand at September 30, 2023 and September 30, 2022, respectively, to secure its various contractual obligations.
Legal Proceedings
From time to time, Alico has been, and may in the future be, involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial position, results of operations or cash flows.
On February 17, 2023, a class action complaint was filed in the Middle District of Florida captioned Sinder v. Alico, Inc. et al., Case No. 2:23-cv-00107 (the “Sinder” matter) asserting violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 against the Company and certain of its current and former officers on behalf of a putative class of investors who purchased the Company’s common stock between February 4, 2021 and December 13, 2022. The complaint alleged, among other things, that the Company and certain of its current and former officers made false and misleading statements and failed to disclose certain information regarding the Company’s financial reporting and December 13, 2022 restatement of the Company’s previously issued financial statements. On August 28, 2023, the same day on which the Company’s motion to dismiss was due, the plaintiff voluntarily dismissed without prejudice the Sinder matter.
On March 7, 2023, an alleged shareholder filed a derivative complaint purportedly on behalf of the Company against certain of its current and former officers and directors in the 20th Judicial Circuit for Lee County, Florida captioned Assad v. Brokaw et al., Case # 23-CA-001484 (the “Assad” matter). The complaint asserted claims of breach of fiduciary duty and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. Following dismissal of the Sinder matter, the shareholder voluntarily dismissed without prejudice the Assad matter.
Note 15. Subsequent Events
On October 30, 2023, the Company entered into a Citrus Grove Management Agreement (the "Agreement") with an unaffiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 3,300 acres owned by such third parties. Under the terms of the Agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these services and receives a management fee based on acres covered under this agreement. The Agreement may be terminated with written notice provided at least 60 days prior to the commencement of the next fiscal year, occurring subsequent to September 30, 2024 and with shorter notice under certain conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b)Evaluation of Disclosure Controls and Procedures
Management, with the participation of Alico's principal executive officer and principal financial officer, have evaluated the effectiveness of its disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
(c)Remediation of Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022, and our Quarterly Reports on Form 10-Q for the first, second, and third quarters ended December 31, 2022, March 30, 2023 and June 30, 2023. Specifically, management identified the following material weakness in internal control over financial reporting as of September 30, 2022 arising from the following control deficiencies:
•We identified a deficiency as it related to controls around the completeness and accuracy of the information used in the preparation of its income tax provision.
•We did not design effective controls surrounding the evaluation of misstatements and the impact to the financial statements for all periods presented.
Throughout the year ended September 30, 2023, we undertook remediation measures related to the previously reported material weaknesses in internal control over financial reporting. We completed these remediation measures in the quarter ended September 30, 2023, including testing of the design and concluding on the operating effectiveness of the related controls. Specifically, we undertook the following measures:
•We designed and implemented new controls around the preparation and review of our income tax provision and hired personnel with accounting expertise that has enhanced our accounting and financial reporting team.
•We changed our process of evaluating misstatements and designed and implemented a new process to evaluate both qualitative and quantitative factors to ensure all periods presented are included in any such evaluation of misstatements.
We have completed the design and implementation of remediation measures to strengthen the effectiveness and operation of our internal control environment. Based on these procedures, we believe that the material weaknesses have been remediated. However, completion of remediation procedures for these material weaknesses does not provide assurance that these remediation efforts will prevent or detect future material weaknesses, that our modified controls will continue to operate properly or that our financial statements will be free from error.
(d)Management Report on Internal Control Over Financial Reporting
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
(i)pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on the Company's assessment and those criteria, management concluded that its internal control over financial reporting was effective as of September 30, 2023.
The conclusion regarding the effectiveness of the Company's internal control over financial reporting as of September 30, 2023, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

(e)Changes in Internal Control over Financial Reporting
During the fourth quarter ended September 30, 2023, the Company completed its remediation efforts as discussed above. The design of these controls has been formalized within the internal control framework. In addition, as a result of the remediation efforts described above, new or revised process controls have been applied to internal controls over financial reporting. All these changes to the Company’s processes and controls have been, and will continue to be, subject to the Company’s program for evaluating the design and operating effectiveness of internal control over financial reporting. There were no other changes in our internal controls over financial reporting that occurred during the year ended September 30, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 - Entry into a Material Definitive Agreement.
On September 18, 2023, the Company entered into an Option Agreement for Sale and Purchase (the “Option Agreement”) with the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida, for the sale of 17,229 acres of the Alico Ranch. On September 21, 2023 (the “Approval Date”), Florida Governor Ron DeSantis and the Florida Cabinet approved the purchase of this land from the Company, under the Florida Forever Program, for approximately $77,600 thousand (the “Exercise Price”). The State of Florida may exercise the Option any time beginning on the Approval Date until the 120th day after the Approval Date, subject to extension in accordance with the terms of the Option Agreement. The Option Agreement provides for certain adjustments to the Exercise Price; however, if the adjusted purchase price is less than the Exercise Price, the Company may, in its sole discretion, either approve the adjusted purchase price or terminate the Option Agreement. The sale is expected to close between December 2023 and February 2024 and the Company intends to use the proceeds from this sale to repay variable rate debt and for general corporate purposes.
The foregoing description of the Option Agreement does not purport to be complete and are subject to and qualified in their entirety by reference to the Option Agreement. A copy of the Option Agreement is attached as Exhibit 10.55 to this Annual Report and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors
The following table presents information concerning our board of directors as of the date of this Annual Report.

Name	Age	Position(s)
John E. Kiernan	56	Director, President and Chief Executive Officer
George R. Brokaw	56	Chairman
Katherine R. English	59	Director
Benjamin D. Fishman	47	Director
W. Andrew Krusen, Jr.	75	Director
Toby K. Purse	51	Director
Adam H. Putnam	49	Director
Henry R. Slack	73	Director
John E. Kiernan has served as the President and Chief Executive Officer of the Company since July 2019 and on the Board of Directors since February 2020. Prior to serving as President and Chief Executive Officer, Mr. Kiernan served as Executive Vice President and Chief Financial Officer from June 2015 to June 2019). Before joining Alico, Mr. Kiernan served as the Chief Financial Officer of Greenwich Associates, a private global research-based consulting firm serving the financial services industry. He previously worked as the Treasurer and SVP for Capital Markets & Risk Management for Global Crossing until its sale to Level 3 in 2011. He also previously served as the Vice President of Investor Relations for Misys plc, which maintained a public listing on the London Stock Exchange and a Nasdaq listing for one of its subsidiaries, and as a Director of Corporate Development for IBM. Earlier in his career, Mr. Kiernan spent 12 years as an investment banker and specialized in IPOs and M&A for technology companies during his tenure at Bear, Stearns, where he earned the title of Managing Director. Mr. Kiernan has been a member of the Board of Directors for Codorus Valley Bancorp, Inc. (Nasdaq: CVLY), parent company of PeoplesBank, since April 2022, and serves on its Corporate Governance and Nominating Committee, Audit Committee, and Compensation Committee. He is a Certified Treasury Professional and is National Association of Corporate Directors Directorship Certified. Mr. Kiernan received a B.A. in Finance and History from Saint Vincent College, an M.B.A. from the Darden Graduate School of Business Administration and a J.D. from the University of Virginia School of Law.
George R. Brokaw has served on the Board of Directors since November 2013, and as Chairman of the Board of Directors since February 2022. Prior to that, he served as Executive Vice Chairman of the Board of Directors from December 2016 until December 2019. Since October 2013, Mr. Brokaw has served as a private investor through Wilson Capital Management, LLC. Mr. Brokaw previously held senior roles at Highbridge Capital Management, Perry Capital, LLC, and Lazard Freres and Co. LLC. Mr. Brokaw is also a member of the Board of Directors of DISH Network Corporation (NYSE: DISH), CTO Realty Growth, Inc. (NYSE: CTO) and several other private boards. He has significant public company Audit, Compensation and Nominating & Executive Committee experience. He also serves on several not-for profit boards including the French American Foundation, Huguenot Society of America and the Society of Mayflower Descendants. He previously served as a director to several public and private companies, including: Modern Media Acquisition Corp., North American Energy Partners Inc., Capital Business Credit LLC, Timberstar, Capital Business Credit LLC, Exclusive Resorts, LLC, and Value Place Holdings LLC. Mr. Brokaw received a B.A. from Yale University and a J.D./M.B.A. from the University of Virginia.
Katherine R. English has served on the Board of Directors since August 2020, and brings to the Board of Directors extensive knowledge and experience in the areas of agriculture and environmental and land use law. Ms. English has served as a Partner at Pavese Law Firm since January 2000. Her practice supports legacy agricultural businesses in obtaining and protecting entitlements required to support and improve their properties' value, productivity, and flexibility. She has particular experience representing companies whose key businesses are farming, conservation and development. Ms. English has also served as a Limited Partner at English Family Limited Partnership, a family farm on the banks of the Caloosahatchee River in Alva, Florida, since 1999. She serves on several committees supporting agriculture, agricultural education and environmental policy and also serves on the Florida Commission on the Status of Women, as an appointee of the Florida Commissioner of Agriculture for a term from 2023 to 2025. She is a graduate of the Wedgworth Leadership Institute for Agriculture and Natural Resources at the University of Florida. Ms. English received a B.A. in English from the University of Florida and a J.D degree from Mercer University Walter F. George College of Law.
Benjamin D. Fishman has served on the Board of Directors since November 2013, and previously served as the non-employee Executive Chairman from July 2019 to February 2022. He brings to the Board of Directors extensive knowledge and experience in the agriculture industry. From November 2018 to July 2019, Mr. Fishman served as Interim President of Alico. From 2007 until 2021, Mr. Fishman was a Managing Director of the Continental Grain Company (“CGC”), a global investor, owner and operator of companies with more than 200 years of history across the food and agribusiness spectrum. From 1998 until 2000, he served as a Strategic and Financial Analyst for CGC. Mr. Fishman left CGC in 2000 to co-found The Grow Network, which was sold to the McGraw–Hill Companies in 2004. In 2005, he was a National Finalist for the White House Fellowship. Mr. Fishman returned to CGC in 2005 and helped to establish CGC’s investment activities. Mr. Fishman currently serves as Chairman of the Board Regenified, Inc. and he is a Member of the Alumni Council of Collegiate School in New York City. Mr. Fishman received a B.A. in political theory from Princeton University.
W. Andrew Krusen, Jr. has served on the Board of Directors since November 2013, and brings to the Board of Directors extensive knowledge and experience in the areas of business leadership, finance and capital markets and real estate. Mr. Krusen has served as Non–Executive Chairman of Dominion Financial Group, Inc., a merchant banking organization that provides investment capital to the natural resources, communications and manufacturing and distribution sectors since May 1983. He has also serves as the managing member of Krusen – Douglas, LLC, a large landowner in the Tampa, Florida area since December 2022. Mr. Krusen also currently serves as a director of several privately held companies. He is currently a director and chairman of Florida Capital Group, Inc. – a Florida bank holding company, as well as Florida Capital Bank, N.A., its wholly owned subsidiary. Mr. Krusen previously served as a director to several public and private companies, including Exactech, Inc. from June 2014 until February 2018, and Beall’s, Inc., and as Chairman of Tampa's Museum of Science and Industry. Mr. Krusen is a former member of the Young Presidents’ Organization and is currently a member of the World President’s Organization and the Society of International Business Fellows. Mr. Krusen received a B.A. in Geology from Princeton University.
Toby K. Purse has served on the Board of Directors since April 2019, and brings to the Board of Directors extensive knowledge and experience in the areas of agriculture, business leadership and finance. Since 2004 Mr. Purse has served in various roles at Lipman Family Farms, the largest open-field tomato grower in North America, including currently serving as the Chief Operating Officer and previously serving as Chief Administrative Officer and Chief Financial Officer. Mr. Purse is a member of the Florida Tomato Committee, the Florida Tomato Growers Exchange and the Florida Tomato Exchange. Mr. Purse received a B.A. and Masters in Accounting from the University of South Florida.
Adam H. Putnam has served on the Board of Directors since August 2020, and brings to the Board of Directors extensive knowledge and experience in the areas of agriculture, sustainability, climate change, supply chain, business leadership and finance. Mr. Putnam has served as the Chief Executive Officer of Ducks Unlimited, a U.S. nonprofit organization dedicated to the conservation of wetlands and associated upland habitats for waterfowl, other wildlife, and people since April 2019. Prior to Ducks Unlimited, he served as Florida’s Commissioner of Agriculture from 2011 until 2019, where he focused on fostering the growth of Florida agriculture and protecting the state’s water supply, among other issues and was a US Congressman for five terms, from 2001 until 2011, where he engaged on issues such as agriculture, water and energy. He also was the House Republican Conference Chair from 2007 until 2009. Due to Mr. Putnam’s public policy and public service experience, he brings to the board expertise in understanding and navigating the physical and transition risks and opportunities of climate change, and together with his knowledge of sustainability, water supply, and agricultural operations within Florida’s regulatory environment, Mr. Putnam contributes to the board’s effective oversight of environmental, social, and governance (ESG) and climate change issues. Mr. Putnam also leverages his scientific training and public policy experience to advocate for natural climate solutions. A fifth generation Florida farmer and rancher, Mr. Putnam serves on the advisory board for AgAmerica Lending and is a founding director of Leading Harvest, which advances agricultural sustainability practices across the supply chain, as well as on the boards of various non-profit and private organizations. Mr. Putnam received a B.S. in Food and Resource Economics from the University of Florida.
Henry R. Slack has served on the Board of Directors since November 19, 2013, and had served as Executive Chairman from December 31, 2016 to June 30, 2019. He brings to the Board of Directors extensive experience in the areas of business, finance and capital markets. Mr. Slack is managing director of Quarterwatch LLC, and was on the Board of W.R. Grace & Co. between 2019 and 2021. He was Chairman of Terra Industries, an international nitrogen-based fertilizer company, from 2001 until 2010. For many years he has also served as a director of E. Oppenheimer and Son International Limited, formerly a private investment and family holding company. He was Chief Executive Officer of Minorco SA, an international mining company, from 1991 until 1999, when that company merged with Anglo American Corporation to form Anglo American plc. Mr. Slack was a member of the board of directors and the executive committee of Anglo American Corporation, an international mining finance company, from 1981 until 1999. He was on the board of directors of Salomon Brothers Inc., from 1982 to 1988, SAB Miller plc., one of the world’s largest brewers, from 1998 to 2002, and for more than 20 years on the board of Engelhard Corporation until its acquisition in 2006. Mr. Slack received a B.A. in History from Princeton University.

Information about our Executive Officers
The following table presents information concerning our executive officers as of the date of this Annual Report.

Name	Age	Position(s)
John E. Kiernan(1)	56	Director, President and Chief Executive Officer
Bradley Heine	53	Chief Financial Officer
Danny Sutton	51	President of Alico Citrus
James Sampel	59	Chief Information Officer
(1) The biography for John E. Kiernan appears above in the section titled “Information about our Directors.”
Bradley Heine has served as the Chief Financial Officer of the Company since August 2023. Prior to joining Alico, Mr. Heine served as Senior Vice President - Corporate Controller of Wejo Group Limited, a provider of cloud and software analytics for connected, electric, and autonomous mobility, from August 2021to July 2023. Prior to that, Mr. Heine served as Vice President - Accounting at IAC InterActive Corp, a holding company comprised of media and internet companies, from December 2019 to August 2021, and in various positions of increasing seniority at Avis Budget Group Inc., a rental car company, from September 2007 to October 2019. Mr. Heine is a Certified Public Accountant who began his career as an auditor with Deloitte & Touche. He received a B.B.A. in public accounting from Pace University and a M.B.A. in Finance from Rutgers University.
Danny Sutton has served as President of Alico Citrus since November 2017. Prior to Mr. Sutton serving as President of Alico Citrus, Mr. Sutton served as Alico’s VP of Citrus Operations from May 2017 to November 2017 and Alico’s Director of Citrus from April 2006 to May 2017. Mr. Sutton has been with Alico, Inc. since January 1999. Before joining the Company, Mr. Sutton was employed by Hilliard Brothers of Florida, a company involved in citrus, sugarcane and cattle. Mr. Sutton is a member of the Florida Department of Citrus Board, and the Gulf Citrus Growers Association Board. Mr. Sutton earned a B.S. in Citrus Business from Florida Southern College.
James Sampel has served as the Chief Information Officer of the Company since October 2015. Prior to joining Alico, Mr. Sampel was Chief Information Officer and Managing Director of Greenwich Associates, a research based consulting firm servicing the financial services industry; Director of Information Technology for 454 Life Sciences Corporation, an early–stage life sciences equipment manufacturing company; and Manager of Advanced and Emerging Technology for Perkin Elmer, a Fortune 200 manufacturer of life sciences and laboratory equipment. Previous roles with Perkin Elmer included: Manager of Global Infrastructure, Senior Network Architect, Senior Systems Analyst, Software Support Supervisor and Field Service Engineer. Mr. Sampel received a B.S. in Electronics Engineering Technology from DeVry University and a M.B.A. in Information Systems from Pace University.
Code of Ethics
Alico has adopted a Code of Business Conduct and Ethics that is intended to serve as a code of ethics for purposes of Item 406 of Regulation S-K. Its Code of Business Conduct and Ethics is posted on its website http://www.alicoinc.com (at the Investor homepage under “Corporate Governance“) and the Company intends to disclose on its website any amendments to, or waivers from, such code to the extent required to be disclosed pursuant to SEC or Nasdaq rules.
The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Arrangements
Effective January 27, 2015, the Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”) which provides for up to 1,250,000 shares of the Company’s common stock to be available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholders’ value. The 2015 Plan was approved by stockholders in February 2015.

The following table illustrates the common shares remaining available for future issuance under the 2015 Plan as of September 30, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	38,000	$33.75	1,145,183
Equity compensation plans not approved by security holders	—	N/A	—
Total	38,000	$33.75	1,145,183
The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2023, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2023, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents filed as part of this report
(1)Financial Statements:
Alico's Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report.
(2)Financial Statement Schedules:
Financial statement schedules are omitted as the required information is either inapplicable or the information is presented in our Consolidated Financial Statements or notes thereto.
(3)Exhibits
The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report.
(b)Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Restated Certificate of Incorporation, dated February 17, 1972	10-K	00-000261	3.1	12/11/2017
3.2	Certificate of Amendment to Certificate of Incorporation, dated January 14, 1974	S-8	333-130575	4.2	12/21/2005
3.3	Amendment to Articles of Incorporation, dated January 14, 1987	S-8	333-130575	4.3	12/21/2005
3.4	Amendment to Articles of Incorporation, dated December 27, 1988	S-8	333-130575	4.4	12/21/2005
3.5	Second Amended By-Laws of Alico, Inc., amended and restated	8-K	000-00261	3.6	1/15/2021
4.1	Description of Securities					*
10.1 †	Credit Agreement dated as of December 1, 2014, by and between Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, L.L.C., Alico Land Development, Inc., and Alico Citrus Nursery, L.L.C., as Borrowers and Rabo Agrifinance, Inc., as Lender	8-K	000-00261	10.2	12/5/2014
10.2	First Amendment to Credit Agreement and Consent with Rabo Agrifinance, Inc. dated February 26, 2015	10-K	000-00261	10.29	12/10/2015
10.3	Second Amendment to Credit Agreement with Rabo Agrifinance, Inc. dated July 16, 2015	10-K	000-00261	10.3	12/10/2015
10.4	Third Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016	10-K	000-00261	10.33	12/6/2016
10.5	Fourth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017	10-K	000-00261	10.38	12/11/2017
10.6	Fifth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated October 30, 2017	10-K	000-00261	10.37	12/6/2018

10.7	Sixth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated July 18, 2018	10-K	000-00261	10.38	12/6/2018
10.8	Seventh Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018	10-K	000-00261	10.39	12/6/2018
10.9	Eighth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated August 29, 2019	10-K	000-00261	10.44	12/5/2019
10.10	Ninth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated June 26, 2020	10-Q	000-00261	10.1	8/6/2020
10.11	Tenth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated August 25, 2020	10-K	000-00261	10.45	12/7/2021
10.12	Eleventh Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated January 7, 2021	10-Q	000-00261	10.1	2/4/2021
10.13	Twelfth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC, and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated November 19, 2021	10-Q	000-00261	10.1	2/3/2022
10.14	Thirteenth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated October 27, 2022	10-K	000-00261	10.48	12/13/2022
10.15	Form of Indemnification Agreement	10-Q	000-00261	10.5	5/6/2013
10.16 #	Management Security Plan(s) Trust Agreement	10-Q	000-00261	10.6	5/6/2013
10.17	Agricultural Lease Agreement dated May 19, 2014 between Alico, Inc. and United States Sugar Corporation	10-Q	000-00261	10.1	8/11/2014
10.18	Index Rate Change Letter Agreement, dated October 3, 2022, by and among Metropolitan Life Insurance Company, Alico, Inc., Alico Land Development, Inc., and Alico Fruit Company, LLC	10-K	000-00261	10.8	12/13/2022
10.19	Loan Agreement, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (the "Prudential Loan Agreement")	10-K	000-00261	10.16	12/10/2015
10.20	Promissory Note A, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC	10-K	000-00261	10.17	12/10/2015

10.21	Promissory Note B, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC	10-K	000-00261	10.18	12/10/2015
10.22	First Amendment to Loan Agreement, dated March 26, 2013 (Prudential Loan Agreement)	10-K	000-00261	10.2	12/10/2015
10.23	Second Amendment to the Loan Agreement, dated September 4, 2014 (Prudential Loan Agreement)	10-K	000-00261	10.26	12/10/2015
10.24	Third Amendment to the Loan Agreement, dated April 23, 2015 (Prudential Loan Agreement)	10-K	000-00261	10.27	12/10/2015
10.25 †	First Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Alico, Inc., Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Metropolitan Life Insurance Company, and New England Life Insurance Company	8-K	000-00261	10.1	12/5/2014
10.26	Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company, dated February 1, 2015	10-K	000-00261	10.31	12/10/2015
10.27	Second Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated August 12, 2015	10-K	000-00261	10.32	12/10/2015
10.28 †	Third Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated November 4, 2019	10-K	000-00261	10.26	12/5/2019
10.29	Fourth Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated October 2, 2019	10-K	000-00261	10.27	12/5/2019
10.30	Fifth Amendment to Amended and Restated Credit Agreement and Amended and Restated Notes	8-K	000-00261	10.1	5/5/2021
10.31	Option To Defer Principal Payments - First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated February 17, 2023	10-Q	000-00261	10.1	5/4/2023
10.32	Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 30, 2016	10-K	000-00261	10.34	12/6/2016
10.33	Second Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017	10-K	000-00261	10.39	12/11/2017
10.34	Third Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 26, 2018	10-K	000-00261	10.4	12/6/2018
10.35	Fourth Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated August 25, 2020	10-K	000-00261	10.32	12/13/2022
10.36	Fifth Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated October 27, 2022	10-K	000-00261	10.33	12/13/2022

10.37 #	Amended and Restated Employment Agreement between Alico, Inc. and Mr. Kiernan, dated as of April 1, 2022	8-K	000-00261	10.1	4/5/2022
10.38 #	Annual Performance and Long-Term Bonus Agreement between Alico, Inc., and Mr. Kiernan, dated as of April 1, 2022	8-K	000-00261	10.2	4/5/2022
10.39 #	Letter Agreement regarding amendment to compensation arrangements, dated May 15, 2023, by and between the registrant and John Kiernan	8-K	000-00261	10.1	5/18/2023
10.40	Supplement No. 1 dated as of September 30, 2016, to the Security Agreement dated as of December 1, 2014 by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.)	10-K	000-00261	10.35	12/6/2016
10.41 #	Alico, Inc. Stock Incentive Plan of 2015	Schedule 14A	000-00261	Appendix A	1/28/2015
10.42 #	Form of Nonqualified Stock Option Agreement	10-K	000-00261	10.52	12/7/2021
10.43 #	Form of Incentive Stock Option Agreement	10-K	000-00261	10.53	12/7/2021
10.44 #	Form of Restricted Stock Agreement	10-K	000-00261	10.54	12/7/2021
10.45 †	Alico, Inc. Orange Purchase Agreement R512 - May 20, 2020	8-K	000-00261	10.1	5/21/2020
10.46 †	Alico, Inc. Orange Purchase Agreement R514 - May 18, 2020	8-K	000-00261	10.2	5/21/2020
10.47	Option Agreement for Sale and Purchase, dated June 2, 2020	10-Q	000-00261	10.4	8/6/2020
10.48	Option Agreement for Sale and Purchase, dated December 15, 2020	8-K	000-00261	10.1	4/15/2021
10.49	First Amendment to Option Agreement for Sale and Purchase	8-K	000-00261	10.2	4/15/2021
10.50	Purchase Option Agreement dated August 13, 2021, between Alico, Inc., and 734 LMC Groves LLC	10-K	000-00261	10.6	12/7/2021
10.51	Option Agreement for Sale and Purchase dated September 21, 2021, between Alico, Inc., and the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida	10-K	000-00261	10.61	12/7/2021
10.52	Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement between Alico, Inc., and Mr. Kiernan, dated January 1, 2022	10-Q	000-00261	10.2	2/3/2022
10.53 #	Employment Agreement by and between Alico, Inc. and Bradley Heine, effective August 16, 2023	8-K	000-00261	10.1	8/16/2023
10.54 #	Danny Sutton Offer letter, dated November 15, 2017	10-Q	000-00261	10.2	2/4/2021
10.55	Option Agreement for Sale and Purchase, dated September 18, 2023 between Alico, Inc., and the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida					*
21.1	Subsidiaries of the Registrant	10-K	000-00261	21.1	12/13/2022
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation					*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(5). Alico, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

December 6, 2023	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 6, 2023	President and Chief Executive Officer (Principal Executive Officer)	/s/ John E. Kiernan
John E. Kiernan
December 6, 2023	Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Bradley Heine
Bradley Heine

December 6, 2023	Director, Chairman	/s/ George R. Brokaw
George R. Brokaw

December 6, 2023	Director	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 6, 2023	Director	/s/ Henry R. Slack
Henry R. Slack

December 6, 2023	Director	/s/ W. Andrew Krusen
W. Andrew Krusen

December 6, 2023	Director	/s/ Toby K. Purse
Toby K. Purse

December 6, 2023	Director	/s/ Katherine English
Katherine English

December 6, 2023	Director	/s/ Adam Putnam
Adam Putnam