Form 10-Q
period 2023-12-31
ALICO, INC.
filed 2024-02-07
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period
from____________________ to _________________________
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ALCO	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☑
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 7,620,769 shares of common stock outstanding at February 5, 2024.

ALICO, INC.
FORM 10-Q
For the three months ended December 31, 2023 and 2022
PART I
Item 1. Condensed Consolidated Financial Statements

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding future actions, business plans and prospects, prospective products, trends, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, plans relating to dividends, government regulations, the adequacy of our liquidity to meet our needs for the foreseeable future, our expectations regarding the continued impact of Hurricane Ian, and our expectations regarding market conditions. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as such as “may,” “will,” “could,” “should,” “would,” “believes,” “expects,” “anticipates”, “estimates”, “projects,” “intends,” “plans” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, including, but not limited to: adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change and hurricanes and tropical storms, particularly because our citrus groves are geographically concentrated in Florida; damage and loss from disease including, but not limited to, citrus greening and citrus canker; any adverse event affecting our citrus business; our ability to effectively perform grove management services, or to effectively manage an expanded portfolio of groves; our dependency on our relationship with Tropicana and Tropicana’s relationship with certain third parties for a significant portion of our business; our ability to execute our strategic growth initiatives and whether they adequately address the challenges or opportunities we face; product contamination and product liability claims; water use regulations restricting our access to water; changes in immigration laws; harm to our reputation; tax risks associated a Section 1031 Exchange; risks associated with the undertaking of one or more significant corporate transactions; the seasonality of our citrus business; fluctuations in our earnings due to market supply and prices and demand for our products; climate change, or legal, regulatory, or market measures to address climate change; ESG issues, including those related to climate change and sustainability; increases in labor, personnel and benefits costs; increases in commodity or raw product costs, such as fuel and chemical costs; transportation risks; any change or the classification or valuation methods employed by county property appraisers related to our real estate taxes; liability for the use of fertilizers, pesticides, herbicides and other potentially hazardous substances; compliance with applicable environmental laws; loss of key employees; material weaknesses and other control deficiencies relating to our internal control over financial reporting; macroeconomic conditions, such as rising inflation, the deadly conflicts in Ukraine and Israel, and the COVID-19 pandemic; system security risks, data protection breaches, cyber-attacks and systems integration issues; our indebtedness and ability to generate sufficient cash flow to service our debt obligations; higher interest expenses as a result of variable rates of interest for our debt; our ability to continue to pay cash dividends;; and the other factors described under the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on December 6, 2023 (the “2023 Annual Report on Form 10-K”). Except as required by law, we do not undertake an obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.
As used in this Quarterly Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Alico” refer to the operations of Alico, Inc. and its consolidated subsidiaries.

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$18,632	$1,062
Accounts receivable, net	7,886	712
Inventories	41,804	52,481
Income tax receivable	—	1,200
Assets held for sale	69	1,632
Prepaid expenses and other current assets	3,426	1,718
Total current assets	71,817	58,805
Restricted cash	2,630	2,630
Property and equipment, net	361,603	361,849
Goodwill	2,246	2,246
Other non-current assets	2,913	2,823
Total assets	$441,209	$428,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,041	$6,311
Accrued liabilities	3,633	5,363
Current portion of long-term debt	1,410	2,566
Income tax payable	15,552	—
Other current liabilities	904	825
Total current liabilities	28,540	15,065
Long-term debt, net	83,299	101,410
Lines of credit	—	24,722
Deferred income tax liabilities, net	36,410	36,410
Other liabilities	334	369
Total liabilities	148,583	177,976
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,616,081 and 7,610,551 shares outstanding at December 31, 2023 and September 30, 2023, respectively	8,416	8,416
Additional paid in capital	20,064	20,045
Treasury stock, at cost, 800,064 and 806,341 shares held at December 31, 2023 and September 30, 2023, respectively	(27,099)	(27,274)
Retained earnings	286,368	243,804
Total Alico stockholders' equity	287,749	244,991
Noncontrolling interest	4,877	5,386
Total stockholders' equity	292,626	250,377
Total liabilities and stockholders' equity	$441,209	$428,353

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2023	2022
Operating revenues:
Alico Citrus	$13,592	$10,268
Land Management and Other Operations	393	320
Total operating revenues	13,985	10,588
Operating expenses:
Alico Citrus	28,107	14,295
Land Management and Other Operations	133	94
Total operating expenses	28,240	14,389
Gross profit	(14,255)	(3,801)
General and administrative expenses	3,272	2,509
Loss from operations	(17,527)	(6,310)
Other income (expense), net:
Interest income	95	—
Interest expense	(1,605)	(1,148)
Gain on sale of real estate, property and equipment and assets held for sale	77,025	3,189
Total other income (expense), net	75,515	2,041
Income (loss) before income taxes	57,988	(4,269)
Income tax provision (benefit)	15,552	(1,083)
Net income (loss)	42,436	(3,186)
Net loss attributable to noncontrolling interests	509	36
Net income (loss) attributable to Alico, Inc. common stockholders	$42,945	$(3,150)
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$5.64	$(0.41)
Diluted	$5.64	$(0.41)
Weighted-average number of common shares outstanding:
Basic	7,616	7,593
Diluted	7,616	7,593

Cash dividends declared per common share	$0.05	$0.05
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	For the Three Months Ended December 31, 2023

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2023	8,416	$8,416	$20,045	806	$(27,274)	$243,804	$244,991	$5,386	$250,377
Net income	—	—	—	—	—	42,945	42,945	(509)	42,436
Dividends ($0.05/share)	—	—	—	—	—	(381)	(381)	—	(381)
Stock-based compensation		—	19	(6)	175	—	194	—	194
Balance at December 31, 2023	8,416	$8,416	$20,064	800	$(27,099)	$286,368	$287,749	$4,877	$292,626

	For the Three Months Ended December 31, 2022

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2022	8,416	$8,416	$19,784	829	$(27,948)	$243,490	$243,742	$5,123	$248,865
Net income (loss)	—	—	—	—	—	(3,150)	(3,150)	(36)	(3,186)
Dividends ($0.05/share)	—	—	—	—	—	(380)	(380)	—	(380)
Stock-based compensation	—	—	159	(6)	146	—	305	—	305
Balance at December 31, 2022	8,416	$8,416	$19,943	823	$(27,802)	$239,960	$240,517	$5,087	$245,604
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended December 31,
	2023	2022
Net cash used in operating activities:
Net income (loss)	$42,436	$(3,186)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	3,804	3,950
Amortization of debt issue costs	120	36
Gain on sale of real estate, property and equipment and assets held for sale	(77,025)	(3,189)
Loss on disposal of long-lived assets	225	1,915
Inventory net realizable value adjustment	10,846	—
Stock-based compensation expense	194	305
Other	36	8
Changes in operating assets and liabilities:
Accounts receivable	(7,174)	(4,045)
Inventories	(169)	(1,316)
Prepaid expenses	(1,708)	(122)
Income tax receivable	1,200	(1,083)
Other assets	2	108
Accounts payable and accrued liabilities	(1,320)	(2,822)
Income taxes payable	15,552	—
Other liabilities	(188)	(224)
Net cash used in operating activities	(13,169)	(9,665)

Cash flows from investing activities:
Purchases of property and equipment	(3,490)	(3,453)
Acquisition of citrus groves	—	(29)
Net proceeds from sale of real estate, property and equipment and assets held for sale	79,090	3,287
Change in deposits on purchase of citrus trees	(375)	(301)
Net cash provided by (used in) investing activities	75,225	(496)

Cash flows from financing activities:
Repayments on revolving lines of credit	(44,032)	(8,902)
Borrowings on revolving lines of credit	19,310	23,019
Principal payments on term loans	(19,383)	(759)
Dividends paid	(381)	(3,793)
Net cash (used in) provided by financing activities	(44,486)	9,565

Net increase (decrease) in cash and restricted cash	17,570	(596)
Cash and restricted cash at beginning of the period	3,692	865

Cash and restricted cash at end of the period	$21,262	$269

Non-cash investing activities:
Assets received in exchange for services	$298	$—
Trees delivered in exchange for prior services	$176	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share and per acre amounts)
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 54,000 acres of land and also mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which are referred to herein as the “Financial Statements”, of Alico have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, these Financial Statements do not include all of the disclosures required for complete annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, these Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the SEC on December 6, 2023 (the “2023 Annual Report on Form 10-K”).
Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. However, in the opinion of management, such Financial Statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
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
Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are fully described in Note 2 – Summary of Significant Accounting Policies in our 2023 Annual Report on Form 10-K.
Revenue Recognition
The Company recognizes revenue under ASC 606. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the company satisfies a performance obligation

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
For the sale of fruit, the Company has identified one performance obligation, which is the delivery of fruit to the processing facility of the customer (or harvesting of the citrus in the case of fresh fruit) for each separate variety of fruit identified in the respective contract with the respective customer. The Company initially recognizes revenue in an amount which is estimated based on contractual and market prices, if such market price falls within the range (known as “floor” and “ceiling” prices) identified in the specific respective contracts. Additionally, the Company also has a contractual agreement whereby revenue is determined based on applying a cost-plus structure methodology. As such, since all these contracts contain elements of variable consideration, the Company recognizes this variable consideration by using the expected value method. On a quarterly basis, management reviews the reasonableness of the revenues accrued based on buyers’ and processors’ advances to growers, cash and futures markets and experience in the industry. Adjustments are made throughout the year to these estimates as more current relevant industry information becomes available. Differences between the estimates and the final realization of revenues at the close of the harvesting season can result in either an increase or decrease to reported revenues. For the three months ended December 31, 2023 and 2022, the Company recognized revenues of $12,901 and $10,079, respectively, at a point in time. For the three months ended December 31, 2023 and 2022, the Company recognized revenues of $1,084 and $509, respectively, over time.
Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of December 31, 2023, and September 30, 2023, the Company had total receivables relating to sales of citrus of $7,134 and $394, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.
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
The Company recorded $691 and $189 of operating revenue relating to these grove management services, including the management fee, in the three months ended December 31, 2023 and 2022, respectively, for this group of third-party grove owners noted above. The Company recorded $368 and $67 of operating expenses relating to these grove management services in the three months ended December 31, 2023 and 2022, respectively, for this group of third-party grove owners noted above.
Disaggregated Revenue
Revenues disaggregated by significant products and services for the three months ended December 31, 2023 and 2022 are as follows:

(in thousands)	Three Months Ended December 31,
	2023	2022
Alico Citrus
Early and Mid-Season	$12,395	$9,586
Fresh Fruit and Other	506	493
Grove Management Services	691	189
Total	$13,592	$10,268

Land Management and Other Operations
Land and Other Leasing	$314	$281
Other	79	39
Total	$393	$320

Total Revenues	$13,985	$10,588
Fair Value Measurements
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability into a three tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
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
The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

(in thousands)	December 31, 2023		September 30, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current long-term debt	$1,410	$1,388	$2,566	$2,325
Long-term debt	$83,805	$77,015	$126,753	$115,851
As of December 31, 2023 and September 30, 2023 the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
Accounting for government grants
The Company recognizes government grants when there is reasonable assurance that: (1) the grant will be received and (2) all conditions will be met. For income-based grants, the Company recognizes the income on a systemic basis over the periods in which we recognize as expense the related costs for which the grant was intended to compensate.
On December 31, 2023, the Company recognized $1,805 of grant money from the Citrus Research and Field Trial Foundation’s (“CRAFT”) program to assist citrus growers in the State of Florida using Oxytetracycline (“OTC”) and other approved therapies to combat the effect of “greening” of their citrus trees. These funds were recognized as a component of Inventories ($1,381 at December 31, 2023) on the Company’s Condensed Consolidated Balance Sheet and will be recognized as a reduction of Operating expenses ($424 during the three months ended December 31, 2023) on its Condensed Consolidated Statement of Operations, as its fruit is sold; in order to align it to the period over which the expense related to the OTC treatments is recognized. These grant monies were received in exchange for providing certain historical data to the CRAFT Foundation about its citrus groves. The Company may continue, but is not obligated, to participate in future CRAFT programs on the effects of the use of OTC on its Citrus Trees. In January 2024, the Company collected these grant monies from CRAFT.

Concentrations
Accounts receivable from the Company’s major customer as of December 31, 2023 and September 30, 2023, and revenue from such customer as of December 31, 2023 and 2022, are as follows:

(in thousands)	Accounts Receivable		Revenue		% of Total Revenue
	December 31,	September 30,	December 31,		December 31,
	2023	2023	2023	2022	2023	2022
Tropicana	$5,048	$—	$10,875	$8,027	77.8%	75.8%
The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.
The overall increase in Tropicana revenue, as a percentage of sales, was primarily due to an increase in processed fruit sales during the current quarter.
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
Principles of Consolidation
The Financial Statements include the accounts of Alico and the accounts of all the subsidiaries in which a controlling interest is held by the Company. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC, Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, Alico Ranch, LLC, Alico Natural Resources, LLC, 734 Citrus Holdings 1, LLC and subsidiaries (“Silver Nip”), Alico Skink Mitigation, LLC and Citree Holdings 1, LLC (“Citree”). The Company considers the criteria established under FASB ASC Topic 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Noncontrolling Interest in Consolidated Subsidiary
The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a loss of $1,039 and a net loss of $73 for the three months ended December 31, 2023 and 2022, respectively, of which 51% is attributable to the Company.
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
Recently Adopted Accounting Pronouncements
None this period.
Note 3. Inventories
Inventories consist of the following at December 31, 2023 and September 30, 2023:

(in thousands)	December 31, 2023	September 30, 2023

Unharvested fruit crop on the trees	$38,155	$50,699
Other	3,649	1,782
Total inventories	$41,804	$52,481
The Company records its inventory at the lower of cost or net realizable value.
For the three months ended December 31, 2023 and December 31, 2022, the Company recorded $10,846 and $0, respectively, for adjustments to reduce inventory to net realizable value. The adjustment for the three months ended December 31, 2023 was due to a significantly lower than anticipated harvest of the Early and Mid-Season crop, as a result of the continued recovery from the impacts of Hurricane Ian. The determination of the write down of inventory to net realizable value as of December 31, 2023 is based on management’s estimates that are inherently uncertain and subject to change. These estimates reflect management’s consideration of a number of factors, including patterns regarding the physical condition of the citrus trees, the results of previous harvests, weather patterns and events, and the use of OTC. As a result, we may experience adjustments to inventory provisions in future periods.
In the three months ended December 31, 2023 and December 31, 2022, the Company received $0 and approximately $1,300 under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.
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

Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at December 31, 2023 and September 30, 2023:

(in thousands)	Carrying Value
	December 31, 2023	September 30, 2023
Ranch	$69	$1,632
Total assets held for sale	$69	$1,632

During the three months ended December 31, 2023, the Company consummated the sale of approximately 17,556 acres of land for $79,090 and recognized a gain of $77,025, including 17,229 acres of the Alico Ranch to the State of Florida for $77,631 in gross proceeds. A portion of the proceeds from these sales was used to repay the outstanding balance on the Company’s working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”) and the $19,094 Met Life Variable-Rate Term Loans, plus accrued interest.
During the three months ended December 31, 2022, the Company sold approximately 609 acres to various third parties for $3,287 and recognized a gain of $3,189 (including approximately 85 acres to Mr. John E. Kiernan, the Company’s President and CEO, on October 20, 2022, for $439 ($5,161 per acre)). See Note 13. “Related Party Transactions” for further information.
Unless otherwise noted above, during the three months ended December 31, 2023 and December 31, 2022, the proceeds from the sale of land were used for general corporate purposes.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at December 31, 2023 and September 30, 2023:

(in thousands)	December 31, 2023	September 30, 2023

Citrus trees	$330,957	$328,421
Equipment and other facilities	57,796	57,779
Buildings and improvements	7,081	7,081
Total depreciable properties	395,834	393,281
Less: accumulated depreciation and depletion	(147,204)	(144,150)
Net depreciable properties	248,630	249,131
Land and land improvements	112,973	112,718
Property and equipment, net	$361,603	$361,849
For the three months ended December 31, 2023 and December 31, 2022, the Company recognized a loss on the disposal of property and equipment of $225 and $1,915, respectively, due to tree clippings.

Note 6. Accrued Liabilities
Accrued liabilities consist of the following at December 31, 2023 and September 30, 2023:

(in thousands)	December 31, 2023	September 30, 2023

Accrued employee wages and benefits	$1,149	$1,007
Accrued interest	765	1,102
Accrued insurance	684	345
Professional fees	443	307
Accrued dividends	381	381
Other accrued liabilities	211	87
Ad valorem taxes	—	2,134
Total accrued liabilities	$3,633	$5,363
Note 7. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at December 31, 2023 and September 30, 2023:

(in thousands)	December 31, 2023	September 30, 2023
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$70,000
Met Variable-Rate Term Loans	—	19,094
Met Citree Term Loan	3,888	3,888
Pru Loans A & B	11,327	11,615
Deferred financing fees	(506)	(621)
	84,709	103,976
Less current portion	1,410	2,566
Long-term debt	$83,299	$101,410
The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at December 31, 2023 and September 30, 2023:

(in thousands)	December 31, 2023	September 30, 2023
Lines of Credit:
RLOC	$—	$—
WCLC	—	24,722
Deferred financing fees	(91)	(95)
Lines of Credit	$(91)	$24,627

Future maturities of long-term debt and lines of credit as of December 31, 2023 are as follows:

(in thousands)	December 31, 2023
Due within one year	$1,410
Due between one and two years	1,410
Due between two and three years	1,410
Due between three and four years	1,410
Due between four and five years	1,410
Due beyond five years	78,165

Total future maturities	$85,215
Interest costs expensed and capitalized were as follows:

(in thousands)	Three Months Ended December 31,
	2023	2022
Interest expense	$1,605	$1,148
Interest capitalized	303	281
Total	$1,908	$1,429
Debt
The Company’s credit facilities consist of fixed interest rate term loans originally in the amount of $125,000 (“Met Fixed-Rate Term Loans”) variable interest rate term loans originally in the amount of $57,500 (“Met Variable-Rate Term Loans”), a $25,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000 WCLC with Rabo. At December 31, 2023 and September 30, 2023, $25,000 and $25,000 was available under the RLOC, respectively, and $69,752 and $45,030 was available under the WCLC, respectively.
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
The Met Fixed-Rate Term Loans bear, which bear interest at 3.85%, are interest-only with a balloon payment at maturity on November 1, 2029.
The Met Variable-Rate Term Loans are subject to quarterly principal payments of $406 and bear interest at the One Month Term Secured Overnight Financing Rate ("SOFR") plus 175 basis points (the “SOFR spread”). Effective February 17, 2023, the Company agreed to defer the next three quarterly principal payments which were previously due May 2023, August 2023 and November 2023 to the maturity date of the loan. The SOFR spread is subject to adjustment by Met every 2 years beginning May 1, 2023, until maturity. Interest on the term loans is payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 7.56% per annum and 7.52% per annum, as of December 31, 2023 and September 30, 2023, respectively and were set to mature on November 1, 2029. On December 26, 2023, the Company repaid the outstanding balance of $19,094, plus accrued interest, on these loans.
The SOFR spread is subject to adjustment by lender every 2 years beginning May 1, 2023, until maturity on November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. The variable interest rate was 7.56% per annum and 7.52% per annum as of December 31, 2023 and September 30, 2023, respectively.

The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The WCLC agreement was amended on October 27, 2022, and the primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread, which spread is adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. There were no changes to the commitment amount. The rate at September 30, 2023 was SOFR plus 175 basis points. The variable interest rate was 7.11% per annum and 7.07% per annum as of December 31, 2023 and September 30, 2023, respectively. The WCLC agreement provides for Rabo to issue up to $2,000 in letters of credit on the Company’s behalf, of which $248 and $248 were issued as of December 31, 2023 and September 30, 2023, respectively.
The WCLC is subject to a quarterly commitment fee on the daily unused availability under the line computed as the commitment amount less the aggregate of the outstanding loans and outstanding letters of credit. The commitment fee is adjusted quarterly based on The Company's debt service coverage ratio for the preceding quarter and can vary from a minimum of 20 basis points to a maximum of 30 basis points. Commitment fees were charged at 20 basis points; except from May 18, 2023 through August 8, 2023, when they were charged at 30 basis points.
These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $174,628 for the year ended September 30, 2023; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00, and; (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000 per fiscal year. As of December 31, 2023, the Company was in compliance with all of the financial covenants.
Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree (“Met Citree Loan”). This is a $5,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. Effective February 17, 2023, the Company agreed to defer the next three quarterly principal payments which were previously due May 2023, August 2023 and November 2023 to the maturity date of the loan. The loan matures in February 2029.
Silver Nip Citrus Debt
There are two fixed-rate term loans, with an original combined balance of $27,550, which bear interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290 is payable quarterly, together with accrued interest. The loans are collateralized by 5,700 acres of citrus groves in Collier, Hardee, Highlands and Polk Counties, Florida and mature on June 1, 2029 and June 1, 2033, respectively.
The Pru Loans A & B are subject to an annual financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of December 31, 2023.
Deferred Financing Costs
Costs incurred to obtain financing are deferred and amortized to “Interest expense” in the consolidated statement of operations over the related financing period using the effective interest method. The Company records debt issuance costs as a direct reduction of the carrying value of the related debt. Financing costs related to the undrawn RLOC are included in "Other non-current assets" in the consolidated balance sheet.
Note 8. Income Taxes
Our effective tax rate for the three months ended December 31, 2023 was a provision of 26.8%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to state income taxes.
Our effective tax rate for the three months ended December 31, 2022 was a provision of 24.3%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to state income taxes.

Note 9. Segment Information
Segments
Total revenues represent sales to unaffiliated customers, as reported in the Condensed Consolidated Statements of Operations. Goods and services produced by these segments are sold to wholesalers and processors in the United States, who prepare the products for consumption. The Company evaluates the segments’ performance based on direct margins (gross profit) from operations before general and administrative expenses, interest expense, other income (expense) and income taxes, not including nonrecurring gains and losses.
Information by operating segment is as follows:

(in thousands)	Three Months Ended December 31,
	2023	2022
Revenues:
Alico Citrus	$13,592	$10,268
Land Management and Other Operations	393	320
Total revenues	13,985	10,588

Operating expenses:
Alico Citrus	28,107	14,295
Land Management and Other Operations	133	94
Total operating expenses	28,240	14,389

Gross profit:
Alico Citrus	(14,515)	(4,027)
Land Management and Other Operations	260	226
Total gross profit	$(14,255)	$(3,801)

Depreciation, depletion and amortization:
Alico Citrus	$3,727	$3,827
Land Management and Other Operations	20	9
Other Depreciation, Depletion and Amortization	57	114
Total depreciation, depletion and amortization	$3,804	$3,950

(in thousands)	December 31, 2023	September 30, 2023

Assets:
Alico Citrus	$429,466	$415,030
Land Management and Other Operations	10,257	11,722
Other Corporate Assets	1,486	1,601
Total Assets	$441,209	$428,353
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

Any lease arrangements with an initial term of one year or less are not recorded on the Company’s Condensed Consolidated Balance Sheets, and it recognizes lease cost for these lease arrangements on a straight-line basis over the applicable lease term. Many lease arrangements provide the options to exercise one or more renewal terms or to terminate the lease arrangement. When the options are reasonably certain to be exercised, the Company includes these options when it will be reasonably certain to exercise them in the lease term used to establish the right-of-use assets and lease liabilities. Generally, lease agreements do not include an option to purchase the leased asset, residual value guarantees or material restrictive covenants.
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
Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended December 31,
Operating lease components	2023	2022
Operating leases costs recorded in general and administrative expenses	$37	$30
The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

December 31, 2023
Weighted-average remaining lease term	1.6 years
Weighted-average discount rate	5.44%
Note 11. Stock-based Compensation
Effective January 27, 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”) which provides for up to 1,250 common shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholder value. The 2015 Plan was approved by the Company’s stockholders in February 2015. The Company’s 2015 Plan provides for grants to eligible participants in various forms including restricted shares of the Company’s common stock and stock options. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Non-vested restricted shares generally vest over requisite service periods of one to six years from the date of grant.
The Company recognizes stock-based compensation expense for (i) Board of Directors fees (generally paid in treasury stock), and (ii) other awards under the 2015 Plan (paid in restricted stock and stock options). Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.
Stock Compensation – Board of Directors
The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was $138 and $156 for the three months ended December 31, 2023 and 2022, respectively.
Restricted Stock
Stock compensation expense related to the Restricted Stock was $56 and $130 for the three months ended December 31, 2023 and 2022, respectively. There was $320 and $376 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at December 31, 2023 and September 30, 2023, respectively.

Restricted Stock Awards

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2023	17,540	$37.82
Granted	—	—
Vested	—	—
Forfeited	(5)	32.30
Outstanding at December 31, 2023 (a)	17,535	$37.82
a.The weighted average remaining contractual term is 1.5 years and the aggregate intrinsic value of RSAs expected to vest is $510.
Stock Option Grants

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and outstanding – December 31, 2023	38,000	$33.75	3.0	—
Stock compensation expense related to the options of $0 and $18 was recognized for the three months ended December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and September 30, 2023, there were no unrecognized stock compensation costs related to unvested share-based compensation for the option grants.
Forfeitures of RSAs and stock options were recognized as incurred.
Total stock-based compensation expense for the three months ended December 31, 2023 and 2022, which was recognized in general and administrative expense, was $56 and $130, respectively.
Note 12. Commitments and Contingencies
Purchase Commitments
The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of December 31, 2023, the Company had $3,735 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.
Letters of Credit
The Company had outstanding standby letters of credit in the total amount of $248 and $248 at December 31, 2023 and September 30, 2023, respectively, to secure its various contractual obligations.
Legal Proceedings
From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial condition.

Note 13. Related Party Transactions
Lease Agreement
On January 1, 2022, Mr. Kiernan, the Company’s President and CEO, entered into a Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement, with the Company (the “Kiernan Lease Agreement”). Under the Kiernan Lease Agreement, the Company leased approximately 93 acres of Company owned, largely unimproved land (the “Land”) to Mr. Kiernan for a three-year term commencing on January 1, 2022, and ending on January 1, 2025, with a yearly rent of $1,860 (in whole dollars). Additionally, under the terms of the Kiernan Lease Agreement, the Company granted to Mr. Kiernan an option to purchase the Land from the Company, exercisable only during the one-year period January 1, 2022, through January 1, 2023, and at a price of $480 ($5,161 per acre), which price is based on an independent appraisal obtained by the Company. On August 26, 2022, Mr. Kiernan exercised his option to purchase the land. Pursuant to the exercise of the option, the Company sold 85 acres to Mr. Kiernan on October 20, 2022 for $439 ($5,161 per acre).
Note 14. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after December 31, 2023, the balance sheet date, up to the date that the unaudited condensed consolidated financial statements were issued and determined there are no additional events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q, our 2023 Annual Report on Form 10-K, and in our other filings with the SEC. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including, but not limited to, those included our 2023 Annual Report on Form 10-K and other portions of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. In the following discussion and analysis, dollars are in thousands.
Business Overview
Business Description
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of our citrus products, providing management services to citrus groves owned by third parties, and grazing and hunting leasing. We operate as two business segments, and all of our operating revenues are generated in the United States. For the three months ended December 31, 2023, we generated operating revenues of $13,985, loss from operations of $17,527, and net income attributable to common stockholders of $42,945. Net cash used in operating activities was $13,169 for the three months ended December 31, 2023.
Business Segments
Operating segments are defined in the criteria established under the Financial Accounting Standards Board – Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by our chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. Our CODM assesses performance and allocates resources based on its operating segments.
Our two segments are as follows:
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
For the three months ended December 31, 2023 and 2022, the Alico Citrus segment generated 97.2% of our consolidated revenues and the Land Management and Other Operations segment generated 2.8% of our consolidated revenues.
Recent Developments
Florida Forever Program Land Sale
On December 21, 2023, the sale of 17,229 acres of the Alico Ranch to the State of Florida was consummated and we received gross proceeds of $77,631 (the “Sale”).

Debt Retirement
On December 26, 2023. the proceeds from the Sale were used to repay our Working Capital Line of Credit (“WCLC”) and retire $19,094 of Variable Rate Term Debt and will retain the balance of the proceeds for general corporate purposes. See Note 4. “Assets Held for Sale” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
Grove Management Agreement
On October 30, 2023, we entered into a Citrus Grove Management Agreement (the “Grove Owners Agreement”) with an unaffiliated group of third parties to provide citrus grove caretaking and harvest and haul management services for approximately 3,300 acres owned by such third parties. Under the terms of the Grove Owners Agreement, we are reimbursed by the third parties for all costs incurred related to providing these services and receive a management fee based on acres covered under this agreement. The Grove Owners Agreement may be terminated with written notice provided at least 60 days prior to the commencement of the next fiscal year, occurring subsequent to September 30, 2024, and with shorter notice under certain conditions.
Citrus Research and Field Trial Foundation
In January 2024, we received $1,790 from the Citrus Research and Field Trial Foundation (“CRAFT”) of grower’s support payments in connection with our use of Oxytetracycline (“OTC”), to combat the effect of “greening” in our citrus trees.

Condensed Consolidated Results of Operations
The following discussion provides an analysis of our results of operations for the three months ended December 31, 2023, as compared to 2022:

(in thousands)
	Three Months Ended December 31,		Change
	2023	2022	$	%
Operating revenues:
Alico Citrus	$13,592	$10,268	$3,324	32.4%
Land Management and Other Operations	393	320	73	22.8%
Total operating revenues	13,985	10,588	3,397	32.1%

Gross profit:
Alico Citrus	(14,515)	(4,027)	(10,488)	(260.4)%
Land Management and Other Operations	260	226	34	15.0%
Total gross profit	(14,255)	(3,801)	(10,454)	(275.0)%

General and administrative expenses	3,272	2,509	763	30.4%
Loss from operations	(17,527)	(6,310)	(11,217)	(177.8)%
Total other income, net	75,515	2,041	73,474	NM
Income (loss) before income taxes	57,988	(4,269)	62,257	NM
Income tax provision (benefit)	15,552	(1,083)	16,635	NM
Net income (loss)	42,436	(3,186)	45,622	NM
Net loss attributable to noncontrolling interests	509	36	473	NM
Net income (loss) attributable to Alico, Inc. common stockholders	$42,945	$(3,150)	$46,095	NM
NM = Not meaningful

Operating Revenue
The increase in revenue for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, was primarily due to a 24.9% increase in pound solids, driven by a 30.1% increase in processed box production, as we begin to recover from the effects of Hurricane Ian.
Operating Expenses
The increase in operating expenses for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, was primarily driven by a $10,846 adjustment to reduce inventory to its net realizable value, as a result of lower than anticipated box production from our Early and Mid-Season crop, due to the impacts of Hurricane Ian; as well as increased harvest and haul costs driven by our increased box production and approximately $1,300 we received under the CRBG program in the quarter ended December 31, 2022, which was the last installment of this grant program for the 2017 storm, Hurricane Irma. See Note 3. “Inventories” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
General and Administrative Expense

General and administrative expense for the three months ended December 31, 2023 was $3,272, compared to $2,509 for the three months ended December 31, 2022. The increase was primarily due to an increase in salaries and wages of $607 and consulting fees principally related to real estate entitlement activities of $317.
Other Income (expense), net
Other income (expense), net for the three months ended December 31, 2023 and 2022, was $75,515 and $2,041, respectively. The increase to other income (expense), net, is primarily due to the sale of 17,229 acres of the Alico Ranch to the State of Florida.
Income Taxes
The income tax provision (benefit) was $15,552 and $(1,083) for the three months ended December 31, 2023 and 2022, respectively. The income tax provision for the three months ended December 31, 2023 was principally due to the sale of 17,229 acres of the Alico Ranch to the State of Florida, while the income tax provision for the three months ended December 31, 2022 was driven by the pre-tax loss generated for the period.
The following discussion provides an analysis of our operating segments:
Alico Citrus

(in thousands, except per box and per pound solids data)

	Three Months Ended December 31,		Change
	2023	2022	Unit	%
Operating Revenues:
Early and Mid-Season	$12,395	$9,586	$2,809	29.3%
Fresh Fruit and Other	506	493	13	2.6%
Grove Management Services	691	189	502	265.6%
Total	$13,592	$10,268	$3,324	32.4%
Boxes Harvested:
Early and Mid-Season	1,047	805	242	30.1%
Total Processed	1,047	805	242	30.1%
Fresh Fruit	31	36	(5)	(13.9)%
Total	1,078	841	237	28.2%
Pound Solids Produced:
Early and Mid-Season	4,666	3,737	929	24.9%
Total	4,666	3,737	929	24.9%
Pound Solids per Box:
Early and Mid-Season	4.46	4.64	(0.18)	(4.0)%
Price per Pound Solids:
Early and Mid-Season	$2.66	$2.57	$0.09	3.4%
Price per Box:
Fresh Fruit	$16.32	$12.44	$3.88	31.2%
Operating Expenses:
Cost of Sales	$23,602	$12,486	$11,116	89.0%
Harvesting and Hauling	4,076	2,979	1,097	36.8%
Fresh Fruit and Other	61	(1,237)	1,298	(104.9)%
Grove Management Services	368	67	301	NM
Total	$28,107	$14,295	$13,812	96.6%
NM = Not meaningful

Components of Results of Operations for Alico Citrus Segment
We sell our Early and Mid-Season and Valencia oranges to orange juice processors. The processors generally buy the citrus crop on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Our Fresh Fruit revenue is derived from sales to packing houses that purchase the citrus on a per box basis. We also provide citrus grove caretaking and harvest and haul management services to third parties from which revenues are recorded as Grove Management Services, including a management fee. Other revenues consist of the purchase and reselling of fruit.
Operating expenses for our Alico Citrus segment consist primarily of Cost of Sales, Harvesting and Hauling costs and Grove Management Service costs. Cost of Sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling costs represent the costs of bringing citrus product to processors and vary based upon the number of boxes produced. Grove Management Services costs include those costs associated with citrus grove caretaking and harvest and haul management services provided to third parties. Other expenses include the period costs of third-party grove caretaking and the purchase and reselling of third-party fruit.
Comparison of the Three Months Ended December 31, 2023 and 2022 for the Alico Citrus Segment
The increase in revenue for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, was primarily due to a 24.9% increase in pound solids, driven by a 30.1% increase in processed box production, as we began to recover from the effects of Hurricane Ian. Our fruit production for the three months ended December 31, 2022 was adversely impacted by the fruit drop caused as a result of the impact of Hurricane Ian in September 2022. Although Hurricane Ian initially impacted the fiscal year 2023 harvest, we expect it may take another season, or more, for the groves to recover to pre-hurricane production levels.
In addition, there was an increase in the price per pound solid of 3.4% for the three months ended December 31, 2023, compared to the same period in the prior year, as a result of more favorable pricing in one of our contracts with Tropicana.
For the three months ended December 31, 2023, we also recorded an increase in revenue from sales of Fresh Fruit, primarily due to an increase in pricing per box of 31.2%, partially offset by a decrease in boxes produced of 13.9%, as compared to the three months ended December 31, 2022.
We recorded $691 and $189 of revenue from the Grove Owners relating to Grove Management Services for the three months ended December 31, 2023 and 2022, respectively. The increase in grove management services revenue was principally due to the signing of the new Grove Owners Agreement in October 2023.
The 89.0% increase in Cost of Sales, as compared to the same period in the prior year, was principally due to an adjustment of $10,846 to reduce inventory to its net realizable value as a result of the continued recovery from the impacts of Hurricane Ian, increased harvest and haul costs driven by our increased box production and approximately $1,300 we received under the CRBG program in the quarter ended December 31, 2022, which was the last installment of this grant program for the 2017 storm, See Note 3. “Inventories” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
For the three months ended December 31, 2023, we also recorded an increase in Harvesting and Hauling expenses per box, which is directly related to a 30.1% increase in boxes harvested and an increase in the cost per box of harvesting labor costs, when compared to the similar period in the prior year.
We recorded $368 and $67 of operating expenses relating to grove management services for the Grove Owners for the three months ended December 31, 2023 and 2022, respectively. The increase in grove management services expenses was principally due to the signing of the new Grove Owners Agreement in October 2023.
The credit amounts shown in “Fresh Fruit and Other” in operating expenses above primarily represent federal relief proceeds of approximately $1,300 received under the CRBG program in the quarter ended December 31, 2022.

Land Management and Other Operations
The table below presents key operating measures for the three months ended December 31, 2023 and 2022 for the Land Management and Other Operations segment:

(in thousands)

	Three Months Ended December 31,		Change
	2023	2022	$	%
Revenue From:
Land and Other Leasing	$314	$281	$33	11.7%
Other	79	39	40	102.6%
Total	$393	$320	$73	22.8%
Operating Expenses:
Land and Other Leasing	$132	$93	$39	41.9%
Other	1	1	—	—%
Total	$133	$94	$39	41.5%
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
Comparison of the Three Months Ended December 31, 2023 and 2022 for the Land Management and Other Operations Segment
The increase in revenues from Land Management and Other Operations for the three months ended December 31, 2023, as compared to the same period in the prior year, was primarily due to the signing of new farming leases.
The increase in operating expenses from Land Management and Other Operations for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, was primarily due to an increase in property taxes.
Seasonality
We are primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of our fiscal year produce most of our annual revenue. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	December 31, 2023	September 30, 2023	Change

Cash	$18,632	$1,062	$17,570
Total current assets	$71,817	$58,805	$13,012
Total current liabilities	$28,540	$15,065	$13,475
Working capital	$43,277	$43,740	$(463)
Total assets	$441,209	$428,353	$12,856
Principal amount of term loans and lines of credit	$85,215	$129,319	$(44,104)
Current ratio	2.52 to 1	3.90 to 1
Debt ratio	0.19 to 1	0.30 to 1
Sources and Uses of Liquidity and Capital
Our business has historically generated full fiscal year positive net cash flows from operating activities, although the net cash flow in the first quarter of each fiscal year has been negative because of seasonality and the associated need to expend cash in advance of generating revenues from the harvesting season. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under our credit facilities, and access to capital markets. Access to additional borrowings under revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, we may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating; (ii) liquidity of the overall capital markets; and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms, or at all.
The principal uses of cash that affect our liquidity position include the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions.
Management believes that a combination of cash-on-hand, cash generated from operations, and asset sales and availability under our lines of credit will provide sufficient liquidity to service the principal and interest payments on our indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. However, this is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.
Borrowing Facilities and Long-term Debt
We have a $70,000 working capital line of credit and a $25,000 revolving line of credit, of which $69,752 and $25,000 was available for general use as of December 31, 2023 (see Note 7. “Long-Term Debt and Lines of Credit” to the accompanying Condensed Consolidated Financial Statements). We may utilize the available cash to pay down indebtedness, pursue citrus grove acquisitions, conduct share repurchases, and possibly reinstate increased dividends. If we choose to pursue significant growth and other corporate opportunities, these actions could have a material adverse impact on its cash balances and may require us to finance such activities by drawing down on our lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact our ability to pursue different growth and other corporate opportunities.
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

Our credit facilities are subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $174,628 applicable for the year ended September 30, 2023; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000 per fiscal year. As of December 31, 2023, the Company was in compliance with all of the financial covenants.
Cash Flows
Cash and restricted cash increased from $269 as of December 31, 2022, to $21,262 as of December 31, 2023. The components of these changes are discussed below.

(in thousands)	Three Months Ended December 31,		Change
	2023	2022
Net Cash used in operating activities	$(13,169)	$(9,665)	$(3,504)
Net Cash provided by (used in) investing activities	75,225	(496)	75,721
Net Cash (used in) provided by financing activities	(44,486)	9,565	(54,051)
Net increase (decrease) in cash and restricted cash	$17,570	$(596)	$18,166
Net Cash Provided By (Used In) Operating Activities
The $3,504 increase in Net Cash used in operating activities was principally due to increased interest expense associated with borrowings under our WCLC and the timing of interest payments, in connection with the early repayment of debt, and other payments, for the three months ended December 31, 2023, as compared to the same period for the prior year.
Net Cash Provided By (Used In) Investing Activities
The $75,721 increase in Net Cash provided by (used in) investing activities for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, is primarily due to proceeds from the sale of 17,229 acres of the Alico Ranch.
Net Cash (Used In) Provided By Financing Activities
The increase of $54,051 in Net Cash (used in) provided by financing activities for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, was primarily due to the repayment of the WCLC and the $19,094 Met Life Variable-Rate Term debt with the proceeds from the sale of 17,229 acres of the Alico Ranch, as compared to an increase in net borrowings under WCLC in the same period in the prior year.
We had $0 and $19,045 outstanding on our revolving lines of credit as of December 31, 2023 and December 31, 2022, respectively.
The WCLC line of credit agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000 in letters of credit on our behalf. As of December 31, 2023, there was $248 in outstanding letters of credit, which correspondingly reduced our availability under the WCLC.
Contractual Obligations
Our material cash requirements from known contractual and other obligations are described in the accompanying notes to the financial statements within Item 1 of Part I of this Quarterly Report. These include principal and interest payments on long-term debt as described in Note 7. “Long-Term Debt and Lines of Credit”, operating leases as described in Note 10. “Leases” and purchase commitments as described in Note 12. “Commitments and Contingencies” to the Condensed Consolidated Financial Statements included in this Quarterly Report.

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
See Note 1. “Description of Business and Basis of Presentation” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a detailed description of recent accounting pronouncements. There have been no material changes to the Company’s Critical Accounting Policies and Estimates from those reflected in the Company’s 2023 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk - We are subject to interest rate risk from the utilization of financial instruments such as term loan debt and other borrowings. Our primary long-term obligations are fixed rate debts subject to fair value risk due to interest rate fluctuations. See Note 1. “Description of Business and Basis of Presentation” to these Condensed Consolidated Financial Statements.
We are also subject to interest rate risk on our variable rate debt; however, at December 31, 2023, we had no variable-rate debt outstanding.
In the three months ended December 31, 2023, there were no other material changes to our quantitative and qualitative disclosures about market risk from those discussed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 6, 2023.
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
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2023 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been, and may in the future be involved in, litigation relating to claims arising out of our operations in the normal course of business. There are no current legal proceedings to which we are a party or of which any of our property is subject that we believe will have a material adverse effect on our financial position, results of operations or cash flows. See Note 12. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on December 6, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the period covered by this Quarterly Report.
There were no issuer repurchases of the Company’s equity securities during the period covered by this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.
Item 5. Other Information
a)None.
b)None.
c)During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, dated February 17, 1972	10-K	00-000261	3.1	12/11/2017

3.2	Certificate of Amendment to Certificate of Incorporation, dated January 7, 1974	S-8	333-130575	4.2	12/21/2005

3.3	Amendment to Articles of Incorporation, dated January 14, 1987	S-8	333-130575	4.3	12/21/2005

3.4	Amendment to Articles of Incorporation, dated December 27, 1988	S-8	333-130575	4.4	12/21/2005

3.5	Second Amended By-Laws of Alico, Inc., amended and restated	8-K	000-00261	3.6	1/15/2021

10.1	Second Renewal Promissory Note by Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., and Alico Citrus Nursery, LLC in favor of Rabo Agrifinance, LLC (f/k/a Rabo Agrifinance, Inc.) dated September 6, 2017	10-K	000-00261	10.39	12/11/2017

10.2	Amended and Restated Employment Agreement between Alico, Inc. and Mr. Kiernan, dated as of April 1, 2022	8-K	000-00261	10.1	4/5/2022

10.3	Annual Performance and Long-Term Bonus Agreement between Alico, Inc., and Mr. Kiernan, dated as of April 1, 2022	8-K	000-00261	10.2	4/5/2022

10.4	Fourteenth Amendment to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC, and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated December 15, 2023	8-K	000-00261	10.1	12/19/2023

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

February 7, 2024	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

February 7, 2024	By:	/s/ Bradley Heine
Bradley Heine
Chief Financial Officer
(Principal Financial and Accounting Officer)