Form 10-Q
period 2024-03-31
ALICO, INC.
filed 2024-05-06
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 7,624,185 shares of common stock outstanding at May 2, 2024.

ALICO, INC.
FORM 10-Q
For the three and six months ended March 31, 2024 and 2023
PART I
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
In some cases, you can identify forward-looking statements by terms such as such as “may,” “will,” “could,” “should,” “would,” “believes,” “expects,” “anticipates”, “estimates”, “projects,” “intends,” “plans” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change and hurricanes and tropical storms, particularly because our citrus groves are geographically concentrated in Florida; damage and loss from disease including, but not limited to, citrus greening and citrus canker; any adverse event affecting our citrus business; our ability to effectively perform grove management services, or to effectively manage an expanded portfolio of groves; our dependency on our relationship with Tropicana and Tropicana’s relationship with certain third parties for a significant portion of our business; our ability to execute our strategic growth initiatives and whether they adequately address the challenges or opportunities we face; product contamination and product liability claims; water use regulations restricting our access to water; changes in immigration laws; harm to our reputation; tax risks associated with a Section 1031 Exchange; risks associated with the undertaking of one or more significant corporate transactions; the seasonality of our citrus business; fluctuations in our earnings due to market supply and prices and demand for our products; climate change, or legal, regulatory, or market measures to address climate change; Environmental, Social and Governance (“ESG”) issues, including those related to climate change and sustainability; increases in labor, personnel and benefits costs; increases in commodity or raw product costs, such as fuel and chemical costs; transportation risks; any change or the classification or valuation methods employed by county property appraisers related to our real estate taxes; liability for the use of fertilizers, pesticides, herbicides and other potentially hazardous substances; compliance with applicable environmental laws; loss of key employees; material weaknesses and other control deficiencies relating to our internal control over financial reporting; macroeconomic conditions, such as rising inflation, the deadly conflicts in Ukraine and Israel; system security risks, data protection breaches, cyber-attacks and systems integration issues; our indebtedness and ability to generate sufficient cash flow to service our debt obligations; higher interest expenses as a result of variable rates of interest for our debt; our ability to continue to pay cash dividends; and the other factors described under the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on December 6, 2023 (the “2023 Annual Report on Form 10-K”). Except as required by law, we do not undertake an obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.
As used in this Quarterly Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Alico” refer to the operations of Alico, Inc. and its consolidated subsidiaries.

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,966	$1,062
Accounts receivable, net	9,373	712
Inventories	29,719	52,481
Income tax receivable	—	1,200
Assets held for sale	4,891	1,632
Prepaid expenses and other current assets	1,634	1,718
Total current assets	51,583	58,805
Restricted cash	—	2,630
Property and equipment, net	360,209	361,849
Goodwill	2,246	2,246
Other non-current assets	2,735	2,823
Total assets	$416,773	$428,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,886	$6,311
Accrued liabilities	3,381	5,363
Current portion of long-term debt	1,410	2,566
Income tax payable	8,021	—
Other current liabilities	515	825
Total current liabilities	20,213	15,065
Long-term debt, net	82,970	101,410
Lines of credit	—	24,722
Deferred income tax liabilities, net	36,880	36,410
Other liabilities	304	369
Total liabilities	140,367	177,976
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,620,130 and 7,610,551 shares outstanding at March 31, 2024 and September 30, 2023, respectively	8,416	8,416
Additional paid in capital	20,109	20,045
Treasury stock, at cost, 796,015 and 806,341 shares held at March 31, 2024 and September 30, 2023, respectively	(26,969)	(27,274)
Retained earnings	270,182	243,804
Total Alico stockholders’ equity	271,738	244,991
Noncontrolling interest	4,668	5,386
Total stockholders’ equity	276,406	250,377
Total liabilities and stockholders’ equity	$416,773	$428,353

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Operating revenues:
Alico Citrus	$17,762	$20,937	$31,354	$31,205
Land Management and Other Operations	351	357	744	677
Total operating revenues	18,113	21,294	32,098	31,882
Operating expenses:
Alico Citrus	36,142	27,520	64,249	41,815
Land Management and Other Operations	129	102	262	196
Total operating expenses	36,271	27,622	64,511	42,011
Gross profit	(18,158)	(6,328)	(32,413)	(10,129)
General and administrative expenses	2,321	2,667	5,593	5,176
Loss from operations	(20,479)	(8,995)	(38,006)	(15,305)
Other income (expense), net:
Interest income	155	—	250	—
Interest expense	(663)	(1,274)	(2,268)	(2,422)
Gain on property and equipment	4	1,574	77,029	4,763
Other income, net	—	30	—	30
Total other income (expense), net	(504)	330	75,011	2,371
(Loss) income before income taxes	(20,983)	(8,665)	37,005	(12,934)
Income tax (benefit) provision	(4,970)	(534)	10,582	(1,617)
Net (loss) income	(16,013)	(8,131)	26,423	(11,317)
Net loss attributable to noncontrolling interests	209	344	718	380
Net (loss) income attributable to Alico, Inc. common stockholders	$(15,804)	$(7,787)	$27,141	$(10,937)
Per share information attributable to Alico, Inc. common stockholders:
(Loss) earnings per common share:
Basic	$(2.07)	$(1.02)	$3.56	$(1.44)
Diluted	$(2.07)	$(1.02)	$3.56	$(1.44)
Weighted-average number of common shares outstanding:
Basic	7,620	7,599	7,618	7,596
Diluted	7,620	7,599	7,618	7,596

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31, 2024

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	8,416	$8,416	$20,064	800	$(27,099)	$286,368	$287,749	$4,877	$292,626
Net loss	—	—	—	—	—	(15,804)	(15,804)	(209)	(16,013)
Dividends ($0.05/share)	—	—	—	—	—	(382)	(382)	—	(382)
Stock-based compensation		—	45	(4)	130	—	175	—	175
Balance at March 31, 2024	8,416	$8,416	$20,109	796	$(26,969)	$270,182	$271,738	$4,668	$276,406

	For the Six Months Ended March 31, 2024

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2023	8,416	$8,416	$20,045	806	$(27,274)	$243,804	$244,991	$5,386	$250,377
Net income (loss)	—	—	—	—	—	27,141	27,141	(718)	26,423
Dividends ($0.10/share)	—	—	—	—	—	(763)	(763)	—	(763)
Stock-based compensation	—	—	64	(10)	305	—	369	—	369
Balance at March 31, 2024	8,416	$8,416	$20,109	796	$(26,969)	$270,182	$271,738	$4,668	$276,406

	For the Three Months Ended March 31, 2023

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	8,416	$8,416	$19,943	823	$(27,802)	$239,960	$240,517	$5,087	$245,604
Net loss	—	—	—	—	—	(7,787)	(7,787)	(344)	(8,131)
Dividends ($0.05/share)	—	—	—	—	—	(380)	(380)	—	(380)
Stock-based compensation	—	—	42	(6)	186	—	228	—	228
Balance at March 31, 2023	8,416	$8,416	$19,985	817	$(27,616)	$231,793	$232,578	$4,743	$237,321

	For the Six Months Ended March 31, 2023

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2022	8,416	$8,416	$19,784	829	$(27,948)	$243,490	$243,742	$5,123	$248,865
Net loss	—	—	—	—	—	(10,937)	(10,937)	(380)	(11,317)
Dividends ($0.10/share)	—	—	—	—	—	(760)	(760)	—	(760)
Stock-based compensation	—	—	201	(12)	332	—	533	—	533
Balance at March 31, 2023	8,416	$8,416	$19,985	817	$(27,616)	$231,793	$232,578	$4,743	$237,321

See accompanying notes to the unaudited condensed     consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended March 31,
	2024	2023
Net cash used in operating activities:
Net income (loss)	$26,423	$(11,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	7,602	7,847
Amortization of debt issue costs	149	71
Gain on sale of property and equipment	(77,029)	(4,763)
Loss on disposal of long-lived assets	938	4,032
Inventory net realizable value adjustment	28,549	1,616
Deferred income tax provision	470	52
Stock-based compensation expense	369	533
Other	68	18
Changes in operating assets and liabilities:
Accounts receivable	(8,661)	(8,646)
Inventories	(5,912)	2,659
Prepaid expenses	(13)	(10)
Income tax receivable	1,200	(1,739)
Other assets	99	211
Accounts payable and accrued liabilities	(1,647)	2,681
Income taxes payable	8,021	—
Other liabilities	(367)	(355)
Net cash used in operating activities	(19,741)	(7,110)

Cash flows from investing activities:
Purchases of property and equipment	(11,520)	(8,445)
Acquisition of citrus groves	—	(29)
Net proceeds from sale of property and equipment	79,132	4,927
Notes receivable	—	(570)
Change in deposits on purchase of citrus trees	(375)	6
Net cash provided by (used in) investing activities	67,237	(4,111)

Cash flows from financing activities:
Repayments on revolving lines of credit	(44,032)	(24,995)
Borrowings on revolving lines of credit	19,310	41,189
Principal payments on term loans	(19,737)	(1,517)
Dividends paid	(763)	(4,173)
Net cash (used in) provided by financing activities	(45,222)	10,504

Net increase (decrease) in cash and restricted cash	2,274	(717)
Cash and cash equivalents and restricted cash at beginning of the period	3,692	865

Cash and cash equivalents and restricted cash at end of the period	$5,966	$148

Non-cash investing activities:
Assets received in exchange for services	$85	$—
Trees delivered in exchange for prior tree deposits	$282	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share and per acre amounts)
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 54,500 acres of land and mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which are referred to herein as the “Financial Statements”, of Alico have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, these Financial Statements do not include all of the disclosures required for complete annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, these Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the SEC on December 6, 2023 (the “2023 Annual Report on Form 10-K”).
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
Revenue Recognition
The Company recognizes revenue under Financial Accounting Standards Board – Accounting Standards Codification (“ASC”) 606. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue recognized at a point-in-time	$16,974	$20,575	$29,959	$30,654
Revenue recognized over time	1,139	719	2,139	1,228
Total	$18,113	$21,294	$32,098	$31,882
Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of March 31, 2024, and September 30, 2023, the Company had total receivables relating to sales of citrus of $8,604 and $394, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.
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
The Company recorded $1,395 and $551 of operating revenue relating to these grove management services, including the management fee, in the six months ended March 31, 2024 and 2023, respectively, for this group of third-party grove owners noted above. The Company recorded $890 and $307 of operating expenses relating to these grove management services in the six months ended March 31, 2024 and 2023, respectively, for this group of third-party grove owners noted above.
Disaggregated Revenue
Revenues disaggregated by significant products and services for the three and six months ended March 31, 2024 and 2023 are as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Alico Citrus
Early and Mid-Season	$2,139	$2,368	$14,534	$11,954
Valencias	14,732	17,930	14,732	17,930
Fresh Fruit and Other	103	277	693	770
Grove Management Services	788	362	1,395	551
Total	$17,762	$20,937	$31,354	$31,205

Land Management and Other Operations
Land and Other Leasing	$278	$273	$592	$554
Other	73	84	152	123
Total	$351	$357	$744	$677

Total Revenues	$18,113	$21,294	$32,098	$31,882
Cash and Cash Equivalents
The Company considers cash in banks and highly liquid instruments with an original maturity to the Company of three months or less to be cash and cash equivalents. At various times throughout the year ended September 30, and as of September 30, 2023, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company held U.S. Treasury Bills with an amortized cost of $2,522 at March 31, 2024. These Treasury Bills are classified as Held to Maturity based on the Company's intent and ability to hold these securities to maturity. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.
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
The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

(in thousands)	March 31, 2024		September 30, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$1,410	$1,367	$2,566	$2,325
Long-term debt	$83,452	$75,934	$126,753	$115,851
As of March 31, 2024 and September 30, 2023 the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
Accounting for government grants
The Company recognizes government grants when there is reasonable assurance that: (1) the grant will be received and (2) all conditions will be met. For income-based grants, the Company recognizes the income on a systemic basis over the periods in which it recognizes as expense the related costs for which the grant was intended to compensate.
In the six months ended March 31, 2024, the Company recognized $1,805 of grant money from the Citrus Research and Field Trial Foundation’s (“CRAFT”) program to assist citrus growers in the State of Florida using Oxytetracycline (“OTC”) and other approved therapies to combat the effect of “greening” of their citrus trees. These funds were recognized as a component of Inventories ($235 at March 31, 2024) on the Company’s Condensed Consolidated Balance Sheet and will be recognized as a reduction of Operating expenses ($1,570 during the six months ended March 31, 2024) on its Condensed Consolidated Statement of Operations as its fruit is sold, in order to align it to the period over which the expense related to the OTC treatments is recognized. These grant monies were received in exchange for providing certain historical data to the CRAFT Foundation about the Company’s citrus groves. The Company may continue, but is not obligated, to participate in future CRAFT programs on the effects of the use of OTC on its Citrus Trees. In January 2024, the Company collected these grant monies from CRAFT.

Concentrations
Accounts receivable from the Company’s major customer as of March 31, 2024 and September 30, 2023, and revenue from such customer for the six months ended March 31, 2024 and 2023, are as follows:

(in thousands)	Accounts Receivable		Revenue		% of Total Revenue
	March 31,	September 30,	March 31,		March 31,
	2024	2023	2024	2023	2024	2023
Tropicana	$8,106	$—	$28,857	$28,065	89.9%	88.0%
The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.
The overall decrease in Tropicana revenue, as a percentage of sales, was primarily due to an increase in processed fruit sales during the current quarter.
Segments
Operating segments are defined in the criteria established under ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two operating segments: (i) Alico Citrus and (ii) Land Management and Other Operations.

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
Noncontrolling Interest in Consolidated Subsidiary
The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net losses of $427 and $703 for the three months ended March 31, 2024 and 2023, respectively, and net losses of $1,466 and $776 for the six months ended March 31, 2024 and 2023, respectively, of which 51% is attributable to the Company.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 will become effective for us on October 1, 2024. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which amends Topic 740 primarily through enhanced disclosures about an entity’s tax risks and tax planning. The amendments are effective for public business entities in annual periods beginning after December 15, 2024, with early adoption permitted on a prospective or retrospective basis. ASU 2023-09 will become effective for us on October 1, 2025. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
None this period.
Note 3. Inventories
Inventories consist of the following at March 31, 2024 and September 30, 2023:

(in thousands)	March 31, 2024	September 30, 2023

Unharvested fruit crop on the trees	$27,352	$50,699
Other	2,367	1,782
Total inventories	$29,719	$52,481
The Company records its inventory at the lower of cost or net realizable value.

For the six months ended March 31, 2024 and March 31, 2023, the Company recorded $28,549 and $1,616, respectively, for adjustments to reduce inventory to net realizable value. The adjustment for the six months ended March 31, 2024 was due to significantly lower than anticipated harvests of the Early and Mid-Season and Valencia crops, as a result of the continued recovery from the impacts of Hurricane Ian.
The Company received no insurance proceeds relating to Hurricane Ian during the three and six months ended March 31, 2024. In the three and six months ended March 31, 2023, the Company received insurance proceeds relating to Hurricane Ian of approximately $4,759 for crop claims, which have been recorded in operating expenses.
In the six months ended March 31, 2024 and March 31, 2023, the Company received $0 and approximately $1,266 under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.
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
Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at March 31, 2024 and September 30, 2023:

(in thousands)	Carrying Value
	March 31, 2024	September 30, 2023
Ranch	$69	$1,632
Alico Citrus	4,822	—
Total assets held for sale	$4,891	$1,632

During the six months ended March 31, 2024, the Company consummated the sale of approximately 17,556 acres of land for $79,090 and recognized a gain of $77,025, including 17,229 acres of the Alico Ranch to the State of Florida for $77,631 in gross proceeds. A portion of the proceeds from these sales was used to repay the outstanding balance on the Company’s working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”) and the $19,094 Met Life Variable-Rate Term Loans, plus accrued interest. In addition, the Company's entered into an agreement to sell one of its underperforming groves. See Note 14. “Subsequent Events”.
During the six months ended March 31, 2023, the Company sold approximately 888 acres to various third parties for $4,883 and recognized a gain of $4,689 (including approximately 85 acres to Mr. John E. Kiernan, the Company’s President and CEO, on October 20, 2022, for $439 ($5,161 per acre). See Note 13. “Related Party Transactions” for further information.
Unless otherwise noted above, during the three and six months ended March 31, 2024 and March 31, 2023, the proceeds from the sale of land were used for general corporate purposes.

Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at March 31, 2024 and September 30, 2023:

(in thousands)	March 31, 2024	September 30, 2023

Citrus trees	$325,427	$328,421
Equipment and other facilities	57,464	57,779
Buildings and improvements	6,515	7,081
Total depreciable properties	389,406	393,281
Less: accumulated depreciation and depletion	(143,238)	(144,150)
Net depreciable properties	246,168	249,131
Land and land improvements	114,041	112,718
Property and equipment, net	$360,209	$361,849

Note 6. Accrued Liabilities
Accrued liabilities consist of the following at March 31, 2024 and September 30, 2023:

(in thousands)	March 31, 2024	September 30, 2023

Accrued employee wages and benefits	$1,267	$1,007
Accrued interest	566	1,102
Accrued insurance	—	345
Professional fees	253	307
Accrued dividends	381	381
Other accrued liabilities	274	87
Ad valorem taxes	640	2,134
Total accrued liabilities	$3,381	$5,363
Note 7. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at March 31, 2024 and September 30, 2023:

(in thousands)	March 31, 2024	September 30, 2023
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$70,000
Met Variable-Rate Term Loans	—	19,094
Met Citree Term Loan	3,825	3,888
Pru Loans A & B	11,037	11,615
Deferred financing fees	(482)	(621)
	84,380	103,976
Less current portion	1,410	2,566
Long-term debt	$82,970	$101,410

The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at March 31, 2024 and September 30, 2023:

(in thousands)	March 31, 2024	September 30, 2023
Lines of Credit:
RLOC	$—	$—
WCLC	—	24,722
Deferred financing fees	(87)	(95)
Lines of Credit	$(87)	$24,627
Interest costs expensed and capitalized were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Interest expense	$663	$1,274	$2,268	$2,422
Interest capitalized	292	333	595	614
Total	$955	$1,607	$2,863	$3,036
Debt
The Company’s credit facilities consist of fixed interest rate term loans originally in the amount of $125,000 (“Met Fixed-Rate Term Loans”) variable interest rate term loans originally in the amount of $57,500 (“Met Variable-Rate Term Loans”), a $25,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000 WCLC with Rabo. At March 31, 2024 and September 30, 2023, $25,000 and $25,000 were available under the RLOC, respectively, and $69,752 and $45,030 was available under the WCLC, respectively.
The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 38,200 gross acres of citrus groves. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.
The Met Fixed-Rate Term Loans, which bear interest at 3.85%, are interest-only with a balloon payment at maturity on November 1, 2029.
The Met Variable-Rate Term Loans are subject to quarterly principal payments of $406 and bear interest at the One Month Term Secured Overnight Financing Rate ("SOFR") plus 175 basis points (the “SOFR spread”) with a maturity date of November 1, 2029. The SOFR spread was subject to adjustment by Met every 2 years beginning May 1, 2023, until maturity. As of November 1, 2023, the interest rate on the Met Variable-Rate Term Loans was 7.56% per annum, payable quarterly, until December 26, 2023, when Company repaid the outstanding balance of $19,094, plus accrued interest, on these loans. The interest rate on the Met Variable-Rate Term Loans was 7.52% per annum, payable quarterly, as of September 30, 2023. Effective February 17, 2023, the Company had agreed to defer the next three quarterly principal payments which were previously due May 2023, August 2023 and November 2023 to the maturity date of the loan.
With respect to the RLOC, for the fiscal year ended September 30, 2023, the SOFR-based spread was SOFR plus 220 basis points and was subject to adjustment by the lender every 2 years beginning May 1, 2023, until maturity on November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. The variable interest rate was 7.56% per annum and 7.52% per annum as of March 31, 2024 and September 30, 2023, respectively.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The WCLC agreement was amended on October 27, 2022, and the primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread, which spread is adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. There were no changes to the commitment amount. The rate at September 30, 2023 was SOFR plus 175 basis points, or 7.08% and 7.07% per annum, respectively, as of March 31, 2024 and

September 30, 2023. The WCLC agreement provides for Rabo to issue up to $2,000 in letters of credit on the Company’s behalf, of which $248 and $248 were issued as of March 31, 2024 and September 30, 2023, respectively.
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
These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $174,628 for the year ended September 30, 2023; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00, and; (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000 per fiscal year. As of March 31, 2024, the Company was in compliance with all of the financial covenants.
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
The Pru Loans A & B are subject to an annual financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of March 31, 2024.
Deferred Financing Costs
Costs incurred to obtain financing are deferred and amortized to “Interest expense” in the condensed consolidated statement of operations over the related financing period using the effective interest method. The Company records debt issuance costs as a direct reduction of the carrying value of the related debt. Financing costs related to the undrawn RLOC are included in "Other non-current assets" in the condensed consolidated balance sheets.
Note 8. Income Taxes
Our effective tax rate for the six months ended March 31, 2024 was a provision of 28.6%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to state income taxes and a change in the valuation allowance for the charitable contribution carryover.
Our effective tax rate for the six months ended March 31, 2023 was a provision of 12.5%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to the valuation allowance booked for the charitable contribution carryover.
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

Information by operating segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues:
Alico Citrus	$17,762	$20,937	$31,354	$31,205
Land Management and Other Operations	351	357	744	677
Total revenues	18,113	21,294	32,098	31,882

Operating expenses:
Alico Citrus	36,142	27,520	64,249	41,815
Land Management and Other Operations	129	102	262	196
Total operating expenses	36,271	27,622	64,511	42,011

Gross profit:
Alico Citrus	(18,380)	(6,583)	(32,895)	(10,610)
Land Management and Other Operations	222	255	482	481
Total gross profit	$(18,158)	$(6,328)	$(32,413)	$(10,129)

Depreciation, depletion and amortization:
Alico Citrus	$3,724	$3,777	$7,451	$7,604
Land Management and Other Operations	17	9	37	18
Other Depreciation, Depletion and Amortization	57	111	114	225
Total depreciation, depletion and amortization	$3,798	$3,897	$7,602	$7,847

(in thousands)	March 31, 2024	September 30, 2023

Assets:
Alico Citrus	$402,546	$415,030
Land Management and Other Operations	12,811	11,722
Other Corporate Assets	1,416	1,601
Total Assets	$416,773	$428,353

The reconciliations of segment gross profit (loss) to consolidated income (loss) before income taxes are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Alico Citrus	$(18,380)	$(6,583)	$(32,895)	$(10,610)
Land Management and Other Operations	222	255	482	481
Segment gross loss	(18,158)	(6,328)	(32,413)	(10,129)
General and administrative expenses	2,321	2,667	5,593	5,176
Loss from operations	(20,479)	(8,995)	(38,006)	(15,305)
Other income (expense), net:
Interest income	155	—	250	—
Interest expense	(663)	(1,274)	(2,268)	(2,422)
Gain on property and equipment	4	1,574	77,029	4,763
Other income, net	—	30	—	30
Total other income (expense), net	(504)	330	75,011	2,371
(Loss) income before income taxes	$(20,983)	$(8,665)	$37,005	$(12,934)
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
Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
Operating lease components	2024	2023	2024	2023
Operating leases costs recorded in general and administrative expenses	$37	$31	$74	$61
The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

March 31, 2024
Weighted-average remaining lease term	2.4 years
Weighted-average discount rate	5.52%

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
Stock Compensation – Board of Directors
The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was $119 and $257 for the three and six months ended March 31, 2024, respectively, and $156 and $313 for the three and six months ended March 31, 2023.
Restricted Stock
Stock compensation expense related to the Restricted Stock was $56 and $112 for the three and six months ended March 31, 2024, respectively, and $61 and $191 for the three and six months ended March 31, 2023, respectively. There was $264 and $376 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at March 31, 2024 and September 30, 2023, respectively.
Restricted Stock Awards

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2023	17,540	$37.82
Vested	(35)	32.30
Forfeited	(5)	32.30
Outstanding at March 31, 2024 (a)	17,500	$37.82
a.The weighted average remaining contractual term is 1.3 years and the aggregate intrinsic value of RSAs expected to vest is $512.

Stock Option Grants

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and outstanding – March 31, 2024	38,000	$33.75	2.8	—
Stock compensation expense related to the options of $0 and $0 was recognized for the three and six months ended March 31, 2024, respectively, and $0 and $18 for the three and six months ended March 31, 2023, respectively. At March 31, 2024 and September 30, 2023, there were no unrecognized stock compensation costs related to unvested share-based compensation for the option grants.
Forfeitures of RSAs and stock options were recognized as incurred.

Total stock-based compensation expense for the three and six months ended March 31, 2024, which was recognized in general and administrative expense, was $175 and $369, respectively, and $228 and $533 for the three and six months ended March 31, 2023, respectively.
Note 12. Commitments and Contingencies
Purchase Commitments
The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of March 31, 2024, the Company had $3,569 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.
Letters of Credit
The Company had outstanding standby letters of credit in the total amount of $248 and $248 at March 31, 2024 and September 30, 2023, respectively, to secure its various contractual obligations.
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
Note 14. Subsequent Events
On April 19, 2024, the Company entered into an agreement to sell approximately 780 acres of underperforming citrus land for approximately $7,000 ($9,000 per acre), that includes an option to purchase an additional 680 acres within 10 months of the closing date of the sale, at the same price per acre. The transaction is expected to close at the end of July 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto and other information included elsewhere in this Quarterly Report, our 2023 Annual Report on Form 10-K, and in our other filings with the SEC. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including, but not limited to, those included our 2023 Annual Report on Form 10-K and other portions of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. In the following discussion and analysis, dollars are in thousands, except per share and per acre amounts.
Business Overview
Business Description
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of our citrus products, providing management services to citrus groves owned by third parties, and grazing and hunting leasing. We operate as two business segments, and all of our operating revenues are generated in the United States. For the three months ended March 31, 2024 and March 31, 2023, we generated operating revenues of $18,113 and $21,294, respectively, loss from operations of $20,479 and $8,995, respectively, and net loss attributable to common stockholders of $15,804 and $7,787, respectively. Net cash used in operating activities was $19,741 for the six months ended March 31, 2024.
Business Segments
Operating segments are defined in the criteria established under FASB ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by our CODM in deciding how to assess performance and allocate resources. Our CODM assesses performance and allocates resources based on its operating segments.
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
For the three months ended March 31, 2024 and 2023, the Alico Citrus segment generated 98.1% and 98.3%, respectively, of our consolidated revenues and the Land Management and Other Operations segment generated 1.9% and 1.7%, respectively, of our consolidated revenues.
For the six months ended March 31, 2024 and 2023, the Alico Citrus segment generated 97.7% and 97.9%, respectively, of our consolidated revenues and the Land Management and Other Operations segment generated 2.3% and 2.1%, respectively, of our consolidated revenues.

Recent Developments
Citrus Research and Field Trial Foundation
In January 2024, we received $1,790 from CRAFT of grower’s support payments in connection with our use of OTC, to combat the effect of “greening” in our citrus trees.
Land Sale
On April 19, 2024, the Company entered into an agreement to sell approximately 780 acres of underperforming citrus land for approximately $7,000 ($9,000 per acre), that includes an option to purchase an additional 680 acres within 10 months of the closing date of the sale, at the same price per acre. The transaction is expected to close at the end of July 2024.

Condensed Consolidated Results of Operations
The following discussion provides an analysis of our results of operations for the three and six months ended March 31, 2024, as compared to 2023:

(in thousands)
	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Operating revenues:
Alico Citrus	$17,762	$20,937	$(3,175)	(15.2)%	$31,354	$31,205	$149	0.5%
Land Management and Other Operations	351	357	(6)	(1.7)%	744	677	67	9.9%
Total operating revenues	18,113	21,294	(3,181)	(14.9)%	32,098	31,882	216	0.7%

Gross profit:
Alico Citrus	(18,380)	(6,583)	(11,797)	179.2%	(32,895)	(10,610)	(22,285)	210.0%
Land Management and Other Operations	222	255	(33)	(12.9)%	482	481	1	0.2%
Total gross profit	(18,158)	(6,328)	(11,830)	186.9%	(32,413)	(10,129)	(22,284)	220.0%

General and administrative expenses	2,321	2,667	(346)	(13.0)%	5,593	5,176	417	8.1%
Loss from operations	(20,479)	(8,995)	(11,484)	127.7%	(38,006)	(15,305)	(22,701)	148.3%
Total other income (expense), net	(504)	330	(834)	(252.7)%	75,011	2,371	72,640	NM
(Loss) income before income taxes	(20,983)	(8,665)	(12,318)	142.2%	37,005	(12,934)	49,939	(386.1)%
Income tax provision (benefit)	(4,970)	(534)	(4,436)	NM	10,582	(1,617)	12,199	NM
Net (loss) income	(16,013)	(8,131)	(7,882)	96.9%	26,423	(11,317)	37,740	(333.5)%
Net loss attributable to noncontrolling interests	209	344	(135)	(39.2)%	718	380	338	88.9%
Net (loss) income attributable to Alico, Inc. common stockholders	$(15,804)	$(7,787)	$(8,017)	103.0%	$27,141	$(10,937)	$38,078	(348.2)%
NM = Not meaningful

Operating Revenue
The 14.9% decrease in revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a combination of the timing of the Valencia harvest, which started later than in the prior year to allow the fruit more time to mature, and an acceleration of the harvest in the prior year as a result of Hurricane Ian to try to mitigate the fruit drop, which are discussed in further detail below, partially offset by an increase in Grove Management Services revenue as a result of the Citrus Grove Management Agreement we entered into on October 30, 2023 (the “Grove Owners Agreement”) with an unaffiliated group of third parties (the “Grove Owners”) to provide citrus grove caretaking services for approximately 3,300 acres owned by such third parties.
The 0.7% increase in revenue for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, was primarily due to an increase in the price per pound solids for both the Early and Mid-season and Valencia crops, as a result of more favorable pricing in one of our contracts with Tropicana, which is discussed in further detail below and an increase in Grove Management Services revenue as a result of the Grove Owners Agreement, partially offset by a decrease in pound solids for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023.
Operating Expenses
The increase in operating expenses for the three and six months ended March 31, 2024, as compared to the three and six months ended March 31, 2023, was primarily driven by insurance proceeds of $4,759 for crop claims received during the three months ended March 31, 2023 (the “Crop Insurance Proceeds”) which were recorded as a reduction of operating expenses and a combination of the inventory adjustments recorded at September 30, 2022 on the ending inventory balance, as a result of the impact of Hurricane Ian, which effectively lowered the inventory to be expensed in fiscal year 2023 and the Crop Insurance Proceeds, respectively. See Note 3. “Inventories” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
General and Administrative Expense
General and administrative expense decreased $346 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to the capitalization of costs that had previously not met the threshold for capitalization.
General and administrative expense increased $417 for the six months ended March 31, 2024, compared to the six months ended March 31, 2023, primarily due to increased employee costs.
Other Income (expense), net
Other income (expense), net for the three months ended March 31, 2024 decreased $834 compared to the three months ended March 31, 2023, driven by gains of $1,596 on the sale of 279 acres of the Alico Ranch during the quarter ended March 31, 2023, which did not recur in the three months ended March 31, 2024, partially offset by lower interest expense in the current period.

Other income (expense), net for the six months ended March 31, 2024 increased $72,640 compared to the six months ended March 31, 2023, primarily due to the sale of 17,229 acres of the Alico Ranch to the State of Florida during the six months ended March 31, 2024. By comparison, for the six months ended March 31, 2023 we recognized gains on sale property and equipment of approximately $4,763 relating to the sale of 888 acres, in the aggregate, from the Alico Ranch to several third parties.
Income Taxes
The increase in the income tax (benefit) provision of $4,436 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was driven by a larger decrease in earnings in the current year.
The increase in the income tax (benefit) provision of $12,199 for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, was principally due to the sale of 17,229 acres of the Alico Ranch to the State of Florida in the current year, while the income tax (benefit) for the six months ended March 31, 2023 was driven by the pre-tax loss generated for the period.

The following discussion provides an analysis of our operating segments:
Alico Citrus

(in thousands, except per box and per pound solids data)

	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2024	2023	Unit	%	2024	2023	Unit	%
Operating Revenues:
Early and Mid-Season	$2,139	$2,368	$(229)	(9.7)%	$14,534	$11,954	$2,580	21.6%
Valencias	14,732	17,930	(3,198)	(17.8)%	14,732	17,930	(3,198)	(17.8)%
Fresh Fruit and Other	103	277	(174)	(62.8)%	693	770	(77)	(10.0)%
Grove Management Services	788	362	426	117.7%	1,395	551	844	153.2%
Total	$17,762	$20,937	$(3,175)	(15.2)%	$31,354	$31,205	$149	0.5%
Boxes Harvested:
Early and Mid-Season	147	174	(27)	(15.5)%	1,194	979	215	22.0%
Valencias	1,012	1,254	(242)	(19.3)%	1,012	1,254	(242)	(19.3)%
Total Processed	1,159	1,428	(269)	(18.8)%	2,206	2,233	(27)	(1.2)%
Fresh Fruit	4	4	—	—%	35	40	(5)	(12.5)%
Total	1,163	1,432	(269)	(18.8)%	2,241	2,273	(32)	(1.4)%
Pound Solids Produced:
Early and Mid-Season	698	849	(151)	(17.8)%	5,364	4,586	778	17.0%
Valencias	5,071	6,560	(1,489)	(22.7)%	5,071	6,560	(1,489)	(22.7)%
Total	5,769	7,409	(1,640)	(22.1)%	10,435	11,146	(711)	(6.4)%
Pound Solids per Box:
Early and Mid-Season	4.75	4.88	(0.13)	(2.7)%	4.49	4.68	(0.19)	(4.1)%
Valencias	5.01	5.23	(0.22)	(4.2)%	5.01	5.23	(0.22)	(4.2)%
Price per Pound Solids:
Early and Mid-Season	$3.06	$2.79	$0.27	9.7%	$2.71	$2.61	$0.10	3.8%
Valencias	$2.91	$2.73	$0.18	6.6%	$2.91	$2.73	$0.18	6.6%
Price per Box:
Fresh Fruit	$12.50	$18.50	$(6.00)	(32.4)%	$15.89	$13.05	$2.84	21.8%
Operating Expenses:
Cost of Sales	$31,217	$26,558	$4,659	17.5%	$54,819	$39,044	$15,775	40.4%
Harvesting and Hauling	4,471	5,547	(1,076)	(19.4)%	8,547	8,526	21	0.2%
Fresh Fruit and Other	(68)	(4,825)	4,757	(98.6)%	(7)	(6,062)	6,055	(99.9)%
Grove Management Services	522	240	282	117.5%	890	307	583	189.9%
Total	$36,142	$27,520	$8,622	31.3%	$64,249	$41,815	$22,434	53.7%

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
Comparison of the Three and Six Months Ended March 31, 2024 and 2023 for the Alico Citrus Segment
The 15.2% decrease in revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to a 22.1% decrease in pound solids, driven by an 18.8% decrease in processed box production, driven by the timing of the Valencia harvest, as we began harvesting earlier in the prior year period and lower pound solids per box for both the Early and Mid-Season and Valencia crops, partially offset by an increase in the price per pound solids for both the Early and Mid-season and Valencia crops, as a result of more favorable pricing in one of our contracts with Tropicana.
The 0.5% increase in revenue for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, was primarily due to an increase in the price per pound solids for both the Early and Mid-season and Valencia crops, as a result of more favorable pricing in one of our contracts with Tropicana and an increase in Grove Management Services revenue, partially offset by a 6.4% decrease in pound solids for the six months ended March 31, 2024, due to the timing of the harvest; as well as a decrease in pound solids per box produced as the trees continue to recover from the effects of Hurricane Ian. Although Hurricane Ian initially impacted the fiscal year 2023 harvest, we expect it may take another season, or more, for the groves to recover to pre-hurricane production levels.
The Early and Mid-Season harvest has been completed and for the three and six months ended March 31, 2024 the pound solids per box decreased 2.7% and 4.1%, respectively, and the processed box production decreased 15.5% and increased 22.0%, respectively, compared to the same three and six month periods in the prior year. Although the overall decrease in pound solids per box for the season was disappointing, the increase in total boxes produced demonstrates that the groves are beginning to recover from the effects of Hurricane Ian. In addition, there was an increase in the price per pound solids of 9.7% and 3.8% in the Early and Mid-Season fruit harvested for the three and six months ended March 31, 2024, respectively, compared to the same period in the prior year, as a result of more favorable pricing in one of our contracts with Tropicana.
For the three and six months ended March 31, 2024, we recognized a decrease in revenue from sales of Fresh Fruit and Other of $174 and $77, respectively, compared to the same periods in the prior year, driven by a decrease in the amount of Fresh Fruit that was resold on behalf of grove owners.
Revenue for the three and six months ended March 31, 2024 from the grove owners relating to Grove Management Services increased 117.7% and 153.2%, respectively, compared to the prior year, principally due to the signing of the Grove Owners Agreement in October 2023.
For the three months ended March 31, 2024 we recognized an increase in Cost of Sales of $4,659, compared to the prior year period, principally due to the Crop Insurance Proceeds of $4,759 received in 2023. During the six months ended March 31, 2024, we recognized an increase in Cost of Sales of $15,775, compared to the prior year, principally due to a combination of the inventory adjustments recorded at September 30, 2022 on the ending inventory balance, as a result of the impact of Hurricane Ian, which effectively lowered the inventory to be expensed in fiscal year 2023 and the Crop Insurance Proceeds. See Note 3. “Inventories” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

For the three month period ended March 31, 2024 Harvest and Hauling expenses decreased $1,076, compared to the prior year period, driven by the decrease in the number of boxes produced for the period as a result of the timing of our harvest. For the six months ended March 31, 2024, Harvesting and Hauling expenses were relatively flat, when compared to the same period in the prior year.
There was a 117.5% and 189.9% increase in operating expenses relating to grove management services for the Grove Owners for the three and six months ended March 31, 2024 and 2023, respectively. The increase in Grove Management Services expenses was due to the Grove Owners Agreement.
For the three and six month periods ended March 31, 2024, the credit amounts shown in “Fresh Fruit and Other” in operating expenses above primarily represent business interruption insurance proceeds received in the current period. For the three and six month periods ended March 31, 2023, the credit amounts primarily represent the Crop Insurance Proceeds and in the six months needed March 31, 2023, also includes $1,266 in federal relief proceeds received under the CRBG program in the six months ended March 31, 2023.
Land Management and Other Operations
The table below presents key operating measures for the three and six months ended March 31, 2024 and 2023 for the Land Management and Other Operations segment:

(in thousands)	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue From:
Land and Other Leasing	$278	$273	$5	1.8%	$592	$554	$38	6.9%
Other	73	84	(11)	(13.1)%	152	123	29	23.6%
Total	$351	$357	$(6)	(1.7)%	$744	$677	$67	9.9%
Operating Expenses:
Land and Other Leasing	$125	$98	$27	27.6%	$257	$191	$66	34.6%
Other	4	4	—	—%	5	5	—	—%
Total	$129	$102	$27	26.5%	$262	$196	$66	33.7%
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
Comparison of the Three and Six Months Ended March 31, 2024 and 2023 for the Land Management and Other Operations Segment
Land Management and Other Operations revenue for the three months ended March 31, 2024 was relatively flat, as compared to the same period in the prior year. The increase in revenues from Land Management and Other Operations for the six months ended March 31, 2024, as compared to the same period in the prior year, was primarily due to new farming leases in the current period, partially offset by the termination of hunting leases associated with the sale of the remainder of the Alico Ranch.
The increase in operating expenses from Land Management and Other Operations for the three and six months ended March 31, 2024, as compared to the three and six months ended March 31, 2023, was primarily due to an increase in property taxes and permitting costs.

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
Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	March 31, 2024	September 30, 2023	Change

Cash and cash equivalents	$5,966	$1,062	$4,904
Total current assets	$51,583	$58,805	$(7,222)
Total current liabilities	$20,213	$15,065	$5,148
Working capital	$31,370	$43,740	$(12,370)
Total assets	$416,773	$428,353	$(11,580)
Principal amount of term loans and lines of credit	$84,862	$129,319	$(44,457)
Current ratio	2.55 to 1	3.90 to 1
Debt ratio	0.20 to 1	0.30 to 1
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
Borrowing Facilities and Long-term Debt
We have a $70,000 working capital line of credit and a $25,000 revolving line of credit, of which $69,752 and $25,000 was available for general use as of March 31, 2024 (see Note 7. “Long-Term Debt and Lines of Credit” to the accompanying Condensed Consolidated Financial Statements). We may utilize the available cash to pay down indebtedness, pursue citrus grove acquisitions, conduct share repurchases, and possibly reinstate increased dividends. If we choose to pursue significant growth and other corporate opportunities, these actions could have a material adverse impact on its cash balances and may require us to finance such activities by drawing down on our lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact our ability to pursue different growth and other corporate opportunities.
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
Our credit facilities are subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $174,628 applicable for the year ended September 30, 2023; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000 per fiscal year. As of March 31, 2024, we were in compliance with all of the financial covenants.
Cash Flows
Cash and restricted cash increased from $148 as of March 31, 2023, to $5,966 as of March 31, 2024. The components of these changes are discussed below.

(in thousands)	Six Months Ended March 31,		Change
	2024	2023
Net cash used in operating activities	$(19,741)	$(7,110)	$(12,631)
Net cash provided by (used in) investing activities	67,237	(4,111)	71,348
Net cash (used in) provided by financing activities	(45,222)	10,504	(55,726)
Net increase (decrease) in cash and restricted cash	$2,274	$(717)	$2,991
Net Cash Used In Operating Activities
The $12,631 increase in Net Cash used in operating activities was driven by working capital timing differences for the six months ended March 31, 2024, as compared to the same period for the prior year.
Net Cash Provided By (Used In) Investing Activities
The $71,348 increase in Net Cash provided by (used in) investing activities for the six months ended March 31, 2024, compared to the six months ended March 31, 2023, was primarily due to proceeds from the sale of 17,229 acres of the Alico Ranch.
Net Cash (Used In) Provided By Financing Activities
The decrease of $55,726 in Net Cash (used in) provided by financing activities for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, was primarily due to the repayment of the WCLC and the $19,094 Met Life Variable-Rate Term debt with the proceeds from the sale of 17,229 acres of the Alico Ranch, as compared to an increase in net borrowings under the WCLC in the same period in the prior year.
We had $0 and $21,122 outstanding on our revolving lines of credit as of March 31, 2024 and March 31, 2023, respectively.
The WCLC agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000 in letters of credit on our behalf. As of March 31, 2024, there was $248 in outstanding letters of credit, which correspondingly reduced our availability under the WCLC.
Contractual Obligations
Our material cash requirements from known contractual and other obligations are described in the accompanying notes to the financial statements within Part I, Item 1 of this Quarterly Report. These include principal and interest payments on long-term debt as described in Note 7. “Long-Term Debt and Lines of Credit”, operating leases as described in Note 10. “Leases” and purchase commitments as described in Note 12. “Commitments and Contingencies” to the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
We are also subject to interest rate risk on our variable rate debt; however, at March 31, 2024, we had no variable-rate debt outstanding.
In the three months ended March 31, 2024, there were no other material changes to our quantitative and qualitative disclosures about market risk from those discussed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 6, 2023.
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
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.
Item 5. Other Information
a)None.
b)None.
c)During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ALICO, INC. (Registrant)

May 6, 2024	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2024	By:	/s/ Bradley Heine
Bradley Heine
Chief Financial Officer
(Principal Financial and Accounting Officer)