Form 10-Q
period 2024-06-30
ALICO, INC.
filed 2024-08-05
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 7,628,739 shares of common stock outstanding at August 2, 2024.

ALICO, INC.
FORM 10-Q
For the three and nine months ended June 30, 2024 and 2023
PART I
Item 1. Condensed Consolidated Financial Statements

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding future actions, business plans and prospects, prospective products, trends, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, plans relating to dividends, government regulations, the adequacy of our liquidity to meet our needs for the foreseeable future, expectations regarding income taxes, our expectations regarding the continued impact of Hurricane Ian, and our expectations regarding market conditions. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as such as “may,” “will,” “could,” “should,” “would,” “believes,” “expects,” “anticipates”, “estimates”, “projects,” “intends,” “plans” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change and hurricanes and tropical storms, particularly because our citrus groves are geographically concentrated in Florida; damage and loss from disease including, but not limited to, citrus greening and citrus canker; any adverse event affecting our citrus business; our ability to effectively perform grove management services, or to effectively manage an expanded portfolio of groves; our dependency on our relationship with Tropicana and Tropicana’s relationship with certain third parties for a significant portion of our business; our ability to execute our strategic growth initiatives and whether they adequately address the challenges or opportunities we face; product contamination and product liability claims; water use regulations restricting our access to water; changes in immigration laws; harm to our reputation; tax risks associated with a Section 1031 Exchange; risks associated with the undertaking of one or more significant corporate transactions; the seasonality of our citrus business; fluctuations in our earnings due to market supply and prices and demand for our products; climate change, or legal, regulatory, or market measures to address climate change; Environmental, Social and Governance issues, including those related to climate change and sustainability; increases in labor, personnel and benefits costs; increases in commodity or raw product costs, such as fuel and chemical costs; transportation risks; any change or the classification or valuation methods employed by county property appraisers related to our real estate taxes; liability for the use of fertilizers, pesticides, herbicides and other potentially hazardous substances; compliance with applicable environmental laws; loss of key employees; material weaknesses and other control deficiencies relating to our internal control over financial reporting; macroeconomic conditions, such as rising inflation and the deadly conflicts in Ukraine and Israel; system security risks, data protection breaches, cyber-attacks and systems integration issues; our indebtedness and ability to generate sufficient cash flow to service our debt obligations; higher interest expenses as a result of variable rates of interest for our debt; our ability to continue to pay cash dividends; and the other factors described under the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on December 6, 2023 (the “2023 Annual Report on Form 10-K”). Except as required by law, we do not undertake an obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.
As used in this Quarterly Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Alico” refer to the operations of Alico, Inc. and its consolidated subsidiaries.

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,106	$1,062
Accounts receivable, net	4,512	712
Inventories	35,998	52,481
Income tax receivable	—	1,200
Assets held for sale	3,106	1,632
Prepaid expenses and other current assets	1,642	1,718
Total current assets	54,364	58,805
Restricted cash	—	2,630
Property and equipment, net	355,255	361,849
Goodwill	2,246	2,246
Other non-current assets	2,737	2,823
Total assets	$414,602	$428,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,632	$6,311
Accrued liabilities	4,618	5,363
Current portion of long-term debt	1,410	2,566
Income tax payable	7,171	—
Other current liabilities	527	825
Total current liabilities	20,358	15,065
Long-term debt, net	82,642	101,410
Lines of credit	—	24,722
Deferred income tax liabilities, net	36,868	36,410
Other liabilities	442	369
Total liabilities	140,310	177,976
Commitments and Contingencies - Note 12.
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,624,185 and 7,610,551 shares outstanding at June 30, 2024 and September 30, 2023, respectively	8,416	8,416
Additional paid in capital	20,153	20,045
Treasury stock, at cost, 791,960 and 806,341 shares held at June 30, 2024 and September 30, 2023, respectively	(26,838)	(27,274)
Retained earnings	267,758	243,804
Total Alico stockholders’ equity	269,489	244,991
Noncontrolling interest	4,803	5,386
Total stockholders’ equity	274,292	250,377
Total liabilities and stockholders’ equity	$414,602	$428,353

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Alico Citrus	$13,237	$6,712	$44,591	$37,917
Land Management and Other Operations	373	572	1,117	1,249
Total operating revenues	13,610	7,284	45,708	39,166
Operating expenses:
Alico Citrus	17,813	(8,322)	82,062	33,493
Land Management and Other Operations	84	104	346	300
Total operating expenses	17,897	(8,218)	82,408	33,793
Gross (loss) profit	(4,287)	15,502	(36,700)	5,373
General and administrative expenses	2,441	2,930	8,034	8,106
(Loss) income from operations	(6,728)	12,572	(44,734)	(2,733)
Other expense, net:
Interest income	95	—	345	—
Interest expense	(628)	(1,196)	(2,896)	(3,618)
Gain on property and equipment	4,491	2,605	81,520	7,368
Other income, net	—	14	—	44
Total other expense, net	3,958	1,423	78,969	3,794
(Loss) income before income taxes	(2,770)	13,995	34,235	1,061
Income tax (benefit) provision	(861)	1,923	9,721	306
Net (loss) income	(1,909)	12,072	24,514	755
Net (loss) income attributable to noncontrolling interests	(135)	(240)	583	140
Net (loss) income attributable to Alico, Inc. common stockholders	$(2,044)	$11,832	$25,097	$895
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$(0.27)	$1.56	$3.29	$0.12
Diluted	$(0.27)	$1.56	$3.29	$0.12
Weighted-average number of common shares outstanding:
Basic	7,624	7,605	7,620	7,599
Diluted	7,624	7,605	7,620	7,599

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

		For the Three Months Ended June 30, 2024

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2024	8,416	$8,416	$20,109	796	$(26,969)	$270,182	$271,738	$4,668	$276,406
Net (loss) income	—	—	—	—	—	(2,044)	(2,044)	135	(1,909)
Dividends ($0.05/share)	—	—	—	—	—	(380)	(380)	—	(380)
Stock-based compensation	—	—	44	(4)	131	—	175	—	175
Balance at June 30, 2024	8,416	$8,416	$20,153	792	$(26,838)	$267,758	$269,489	$4,803	$274,292

		For the Nine Months Ended June 30, 2024

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2023	8,416	$8,416	$20,045	806	$(27,274)	$243,804	$244,991	$5,386	$250,377
Net income (loss)	—	—	—	—	—	25,097	25,097	(583)	24,514
Dividends ($0.15/share)	—	—	—	—	—	(1,143)	(1,143)	—	(1,143)
Stock-based compensation	—	—	108	(14)	436	—	544	—	544
Balance at June 30, 2024	8,416	$8,416	$20,153	792	$(26,838)	$267,758	$269,489	$4,803	$274,292

		For the Three Months Ended June 30, 2023

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2023	8,416	$8,416	$19,985	817	$(27,616)	$231,793	$232,578	$4,743	$237,321
Net income	—	—	—	—	—	11,832	11,832	240	12,072
Dividends ($0.05/share)	—	—	—	—	—	(380)	(380)	—	(380)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	—	441	441
Stock-based compensation	—	—	26	(6)	172	—	198	—	198
Balance at June 30, 2023	8,416	$8,416	$20,011	811	$(27,444)	$243,245	$244,228	$5,424	$249,652

		For the Nine Months Ended June 30, 2023

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2022	8,416	$8,416	$19,784	829	$(27,948)	$243,490	$243,742	$5,123	$248,865
Net income (loss)	—	—	—	—	—	895	895	(140)	755
Dividends ($0.15/share)	—	—	—	—	—	(1,140)	(1,140)	—	(1,140)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	—	441	441
Stock-based compensation	—	—	227	(18)	504	—	731	—	731
Balance at June 30, 2023	8,416	$8,416	$20,011	811	$(27,444)	$243,245	$244,228	$5,424	$249,652

See accompanying notes to the unaudited condensed     consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended June 30,
	2024	2023
Net cash (used in) operating activities
Net income	$24,514	$755
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	11,317	11,685
Amortization of debt issue costs	176	106
Gain on sale of property and equipment	(81,520)	(7,368)
Loss on disposal of long-lived assets	6,213	5,535
Inventory net realizable value adjustment	28,549	1,616
Deferred income tax provision	458	166
Stock-based compensation expense	544	731
Other	55	(4)
Changes in operating assets and liabilities:
Accounts receivable	(3,800)	(4,039)
Inventories	(12,624)	(12,767)
Prepaid expenses	76	(307)
Income tax receivable	1,200	70
Other assets	(46)	315
Accounts payable and accrued liabilities	(843)	3,355
Income taxes payable	7,171	—
Other liabilities	(160)	(467)
Net cash (used in) operating activities	(18,720)	(618)

Cash flows from investing activities:
Purchases of property and equipment	(15,931)	(12,923)
Acquisition of citrus groves	—	(77)
Net proceeds from sale of property and equipment	86,394	7,583
Notes receivable	—	(570)
Change in deposits on purchase of citrus trees	(375)	269
Net cash provided by (used in) investing activities	70,088	(5,718)

Cash flows from financing activities:
Repayments on revolving lines of credit	(44,032)	(51,953)
Borrowings on revolving lines of credit	19,310	64,935
Principal payments on term loans	(20,089)	(1,807)
Capital contribution received from noncontrolling interest	—	441
Dividends paid	(1,143)	(4,553)
Net cash (used in) provided by financing activities	(45,954)	7,063

Net increase in cash and restricted cash	5,414	727
Cash and cash equivalents and restricted cash at beginning of the period	3,692	865

Cash and cash equivalents at end of the period	$9,106	$1,592

Non-cash investing activities:
Assets received in exchange for services	$85	$—
Trees delivered in exchange for prior tree deposits	$377	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share and per acre amounts)
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 53,700 acres of land and approximately 48,700 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.
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
Seasonality
The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of Alico’s fiscal year produce most of the Company’s annual revenue. However, due to the timing of the current year harvest, more of the citrus crop was harvested in the first and second quarters of this fiscal year. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized at a point-in-time	$12,291	$6,285	$42,250	$36,939
Revenue recognized over time	1,319	999	3,458	2,227
Total	$13,610	$7,284	$45,708	$39,166
Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of June 30, 2024, and September 30, 2023, the Company had total receivables relating to sales of citrus of $3,840 and $394, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.
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
The Company recorded $2,341 and $978 of operating revenue relating to these grove management services, including the management fee, in the nine months ended June 30, 2024 and 2023, respectively, for this group of third-party grove owners noted above. The Company recorded $1,591 and $613 of operating expenses relating to these grove management services in the nine months ended June 30, 2024 and 2023, respectively, for this group of third-party grove owners noted above.
Disaggregated Revenue
Revenues disaggregated by significant products and services for the three and nine months ended June 30, 2024 and 2023 are as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Alico Citrus
Early and Mid-Season	$—	$—	$14,534	$11,954
Valencias	12,183	6,064	26,915	23,994
Fresh Fruit and Other	108	221	801	991
Grove Management Services	946	427	2,341	978
Total	$13,237	$6,712	$44,591	$37,917

Land Management and Other Operations
Land and Other Leasing	$302	$474	$894	$1,028
Other	71	98	223	221
Total	$373	$572	$1,117	$1,249

Total Revenues	$13,610	$7,284	$45,708	$39,166
Cash and Cash Equivalents
The Company considers cash in banks and highly liquid instruments with an original maturity to the Company of three months or less to be cash and cash equivalents. At various times throughout the nine months ended June 30, 2024 and year ended September 30, 2023, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.
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
The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

(in thousands)	June 30, 2024		September 30, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$1,410	$1,364	$2,566	$2,325
Long-term debt	$83,100	$75,294	$126,753	$115,851

As of June 30, 2024 and September 30, 2023 the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
Accounting for government grants
The Company recognizes government grants when there is reasonable assurance that: (1) the grant will be received and (2) all conditions will be met. For income-based grants, the Company recognizes the income on a systemic basis over the periods in which it recognizes as expense the related costs for which the grant was intended to compensate.
In the nine months ended June 30, 2024, the Company received $2,911 of grant money from the Citrus Research and Field Trial Foundation’s (“CRAFT”) program to assist citrus growers in the State of Florida using Oxytetracycline (“OTC”) and other approved therapies to combat the effect of “greening” of their citrus trees. These funds were recognized as a component of Inventories ($1,106 at June 30, 2024) on the Company’s Condensed Consolidated Balance Sheet and as a reduction of Operating expenses ($1,805 during the nine months ended June 30, 2024) on its Condensed Consolidated Statement of Operations as the fruit was sold, in order to align it to the period over which the expense related to the OTC treatments is recognized. These grant monies were received in exchange for providing certain historical data to the CRAFT Foundation about the Company’s citrus groves. The $1,805 of CRAFT funds received in January of 2024 covered substantially all of the costs of the OTC application for 2023-2024 harvest and the $1,106 of CRAFT funds received in June 2024 will cover approximately 34% of the cost of OTC treatment for the 2024 - 2025 harvest. The Company may continue, but is not obligated, to participate in future CRAFT programs on the effects of the use of OTC on its Citrus Trees.

Concentrations
Accounts receivable from the Company’s major customer as of June 30, 2024 and September 30, 2023, and revenue from such customer for the nine months ended June 30, 2024 and 2023, are as follows:

(in thousands)	Accounts Receivable		Revenue		% of Total Revenue
	June 30,	September 30,	Nine Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Tropicana	$3,218	$—	$40,456	$32,220	88.5%	82.3%
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
Noncontrolling Interest in Consolidated Subsidiary
The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net income of $276 and $490 for the three months ended June 30, 2024 and 2023, respectively, and net losses of $1,190 and $286 for the nine months ended June 30, 2024 and 2023, respectively, of which 51% is attributable to the Company.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 will become effective for us on October 1, 2024. The Company is currently evaluating the impact of the adoption of this accounting pronouncement on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which amends Topic 740 primarily through enhanced disclosures about an entity’s tax risks and tax planning. The amendments are effective for public business entities in annual periods beginning after December 15, 2024, with early adoption permitted on a prospective or retrospective basis. ASU 2023-09 will become effective for us on October 1, 2025. The Company is currently evaluating the impact of the adoption of this accounting pronouncement on its tax disclosures but it does not impact the Company's results of operations, financial condition or cash flows.
Note 3. Inventories
Inventories consist of the following at June 30, 2024 and September 30, 2023:

(in thousands)	June 30, 2024	September 30, 2023

Unharvested fruit crop on the trees	$34,980	$50,699
Other	1,018	1,782
Total inventories	$35,998	$52,481
The Company records its inventory at the lower of cost or net realizable value.
For the nine months ended June 30, 2024 and June 30, 2023, the Company recorded $28,549 and $1,616, respectively, for adjustments to reduce inventory to net realizable value, within Operating expenses. The adjustment for the nine months ended June 30, 2024 was due to significantly lower than anticipated harvests of the Early and Mid-Season and Valencia crops, as a result of the continued recovery from the impacts of Hurricane Ian.
The Company received $299 of insurance proceeds relating to Hurricane Ian during the three and nine months ended June 30, 2024, as part of a final true-up of amounts due. In the three and nine months ended June 30, 2023, the Company received insurance proceeds relating to Hurricane Ian of approximately $16,643 and $21,403 for crop claims, which have been recorded in operating expenses.

In the nine months ended June 30, 2024 and June 30, 2023, the Company received $0 and approximately $1,315 under the Florida Citrus Recovery Block Grant (“CRBG”) program. These federal relief proceeds are included as a reduction to operating expenses in the Condensed Consolidated Statements of Operations.
Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at June 30, 2024 and September 30, 2023:

(in thousands)	Carrying Value
	June 30, 2024	September 30, 2023
Ranch	$69	$1,632
Alico Citrus	3,037	—
Total assets held for sale	$3,106	$1,632

On April 19, 2024, the Company entered into an agreement to sell 798 acres of citrus land, which were not producing as expected, for $7,183 ($9,000 per acre). This agreement includes an option to purchase approximately 680 additional acres within 10 months of the closing date of the sale, at the same price per acre. The 798 acre sale closed on June 28, 2024.

During the nine months ended June 30, 2024, the Company consummated the sale of approximately 18,354 acres of land for $86,217 and recognized a gain of $81,246, including 17,229 acres of the Alico Ranch to the State of Florida for $77,631 in gross proceeds. A portion of the proceeds from these sales was used to repay the outstanding balance on the Company’s working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”), the $19,094 Met Life Variable-Rate Term Loans, plus accrued interest and for general corporate purposes.
During the nine months ended June 30, 2023, the Company sold approximately 888 acres to various third parties for $4,883 and recognized a gain of $4,689 (including approximately 85 acres to Mr. John E. Kiernan, the Company’s President and CEO, on October 20, 2022, for $439 ($5,161 per acre) for general corporate purposes. See Note 13. Related Party Transactions for further information.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at June 30, 2024 and September 30, 2023:

(in thousands)	June 30, 2024	September 30, 2023

Citrus trees	$319,426	$328,421
Equipment and other facilities	57,885	57,779
Buildings and improvements	6,515	7,081
Total depreciable properties	383,826	393,281
Less: accumulated depreciation and depletion	(142,969)	(144,150)
Net depreciable properties	240,857	249,131
Land and land improvements	114,398	112,718
Property and equipment, net	$355,255	$361,849
During the nine months ended June 30, 2024 and 2023, the Company recorded a loss on the disposal of long lived assets of $6,213 and $5,535, respectively, which has been recognized within Operating expenses.

Note 6. Accrued Liabilities
Accrued liabilities consist of the following at June 30, 2024 and September 30, 2023:

(in thousands)	June 30, 2024	September 30, 2023

Accrued employee wages and benefits	$1,542	$1,007
Ad valorem taxes	1,270	2,134
Other accrued liabilities	544	87
Accrued interest	580	1,102
Accrued dividends	381	381
Professional fees	76	307
Accrued insurance	225	345
Total accrued liabilities	$4,618	$5,363
Note 7. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization at June 30, 2024 and September 30, 2023:

(in thousands)	June 30, 2024	September 30, 2023
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$70,000
Pru Loans A & B	10,747	11,615
Met Citree Term Loan	3,763	3,888
Met Variable-Rate Term Loans	—	19,094
Deferred financing fees	(458)	(621)
	84,052	103,976
Less current portion	1,410	2,566
Long-term debt	$82,642	$101,410
The following table summarizes lines of credit and related deferred financing costs, net of accumulated amortization at June 30, 2024 and September 30, 2023:

(in thousands)	June 30, 2024	September 30, 2023
Lines of Credit:
RLOC	$—	$—
WCLC	—	24,722
Deferred financing fees	(133)	(95)
Lines of Credit	$(133)	$24,627
Interest costs expensed and capitalized were as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$628	$1,196	$2,896	$3,618
Interest capitalized	322	391	917	1,005
Total	$950	$1,587	$3,813	$4,623

Debt
The Company’s credit facilities consist of fixed interest rate term loans originally in the amount of $125,000 (“Met Fixed-Rate Term Loans”) variable interest rate term loans originally in the amount of $57,500 (“Met Variable-Rate Term Loans”), a $25,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”), and a $70,000 WCLC with Rabo. At June 30, 2024 and September 30, 2023, $25,000 and $25,000 were available under the RLOC, respectively, and $69,752 and $45,030 was available under the WCLC, respectively.
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
The Met Variable-Rate Term Loans are subject to quarterly principal payments of $406 and bear interest at the One Month Term Secured Overnight Financing Rate ("SOFR") plus 175 basis points (the “SOFR spread”) with a maturity date of November 1, 2029. The SOFR spread was subject to adjustment by Met every 2 years beginning May 1, 2023, until maturity. As of November 1, 2023, the interest rate on the Met Variable-Rate Term Loans was 7.53% per annum, payable quarterly, until December 26, 2023, when Company repaid the outstanding balance of $19,094, plus accrued interest, on these loans and no further borrowings are possible on these loans. The interest rate on the Met Variable-Rate Term Loans was 7.52% per annum, payable quarterly, as of September 30, 2023. Effective February 17, 2023, the Company had agreed to defer the next three quarterly principal payments which were previously due May 2023, August 2023 and November 2023 to the maturity date of the loan.
With respect to the RLOC, for the fiscal year ended September 30, 2023, the SOFR-based spread was SOFR plus 220 basis points and was subject to adjustment by the lender every 2 years beginning May 1, 2023, until maturity on November 1, 2029. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. The variable interest rate was 7.53% per annum and 7.52% per annum as of June 30, 2024 and September 30, 2023, respectively.
The WCLC is a revolving credit facility and is available for funding working capital and general corporate requirements. The WCLC agreement was amended on October 27, 2022, and the primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread, which spread is adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. There were no changes to the commitment amount. The rate at September 30, 2023 was SOFR plus 175 basis points, or 7.08% and 7.07% per annum, respectively, as of June 30, 2024 and September 30, 2023. The WCLC agreement provides for Rabo to issue up to $2,000 in letters of credit on the Company’s behalf, of which $248 and $248 were issued as of June 30, 2024 and September 30, 2023, respectively.
The WCLC is subject to a quarterly commitment fee on the daily unused availability under the line computed as the commitment amount less the aggregate of the outstanding loans and outstanding letters of credit. The commitment fee is adjusted quarterly based on The Company's debt service coverage ratio for the preceding quarter and can vary from a minimum of 20 basis points to a maximum of 30 basis points. Commitment fees were charged at 20 basis points; except from May 18, 2023 through August 8, 2023, when they were charged at 30 basis points. On June 5, 2024, the WCLC was amended to include, among other provisions, an allowance for certain dispositions that the Company may make, as defined in the agreement.
These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $174,628 for the year ended September 30, 2023; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00, and; (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000 per fiscal year. As of June 30, 2024, the Company was in compliance with all of the financial covenants.
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
The Pru Loans A & B are subject to an annual financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of June 30, 2024.
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
Note 8. Income Taxes
Our effective tax rate for the three and nine months ended June 30, 2024 was a (benefit) of 31.1% and a provision of 28.4%, respectively. The rate for the nine months ended June 30, 2024 differed from the Federal Statutory rate of 21.0%, primarily due to state income taxes and a change in the valuation allowance for the charitable contribution carryover.
Our effective tax rate for the three and nine months ended June 30, 2023 was a provision of 13.7% and 28.8%, respectively. The rate for the nine months ended June 30, 2023 differed from the Federal Statutory rate of 21.0%, primarily due to the valuation allowance booked for the charitable contribution carryover.
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

Information by operating segment is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Alico Citrus	$13,237	$6,712	$44,591	$37,917
Land Management and Other Operations	373	572	1,117	1,249
Total revenues	13,610	7,284	45,708	39,166

Operating expenses:
Alico Citrus	17,813	(8,322)	82,062	33,493
Land Management and Other Operations	84	104	346	300
Total operating expenses	17,897	(8,218)	82,408	33,793

Gross profit:
Alico Citrus	(4,576)	15,034	(37,471)	4,424
Land Management and Other Operations	289	468	771	949
Total gross (loss) profit	$(4,287)	$15,502	$(36,700)	$5,373

Depreciation, depletion and amortization:
Alico Citrus	$3,660	$3,714	$11,111	$11,318
Land Management and Other Operations	9	23	46	41
Other Depreciation, Depletion and Amortization	46	101	160	326
Total depreciation, depletion and amortization	$3,715	$3,838	$11,317	$11,685

(in thousands)	June 30, 2024	September 30, 2023

Assets:
Alico Citrus	$399,984	$415,030
Land Management and Other Operations	13,245	11,722
Other Corporate Assets	1,373	1,601
Total Assets	$414,602	$428,353

The reconciliations of segment gross profit (loss) to consolidated income (loss) before income taxes are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Alico Citrus	$(4,576)	$15,034	$(37,471)	$4,424
Land Management and Other Operations	289	468	771	949
Segment gross (loss) profit	(4,287)	15,502	(36,700)	5,373
General and administrative expenses	2,441	2,930	8,034	8,106
(Loss) income from operations	(6,728)	12,572	(44,734)	(2,733)
Other income (expense), net:
Interest income	95	—	345	—
Interest expense	(628)	(1,196)	(2,896)	(3,618)
Gain on property and equipment	4,491	2,605	81,520	7,368
Other income, net	—	14	—	44
Total other expense, net	3,958	1,423	78,969	3,794
(Loss) income before income taxes	$(2,770)	$13,995	$34,235	$1,061
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
Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
Operating lease components	2024	2023	2024	2023
Operating leases costs recorded in general and administrative expenses	$37	$30	$111	$91
The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

June 30, 2024
Weighted-average remaining lease term	2.2 years
Weighted-average discount rate	5.49%

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
Stock Compensation – Board of Directors
The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was $118 and $375 for the three and nine months ended June 30, 2024, respectively, and $137 and $450 for the three and nine months ended June 30, 2023.
Restricted Stock
Stock compensation expense related to the Restricted Stock was $57 and $169 for the three and nine months ended June 30, 2024, respectively, and $61 and $253 for the three and nine months ended June 30, 2023, respectively. There was $207 and $376 of total unrecognized stock compensation costs related to unvested stock compensation for the Restricted Stock grants at June 30, 2024 and September 30, 2023, respectively.
Restricted Stock Awards

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2023	17,540	$37.82
Vested	(35)	32.30
Forfeited	(5)	32.30
Outstanding at June 30, 2024 (a)	17,500	$37.82
a.The weighted average remaining contractual term is 1.3 years and the aggregate intrinsic value of RSAs expected to vest is $512.

Stock Option Grants

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and outstanding - June 30, 2024	38,000	$33.75	2.5	—
Stock compensation expense related to the options of $0 and $0 was recognized for the three and nine months ended June 30, 2024, respectively, and $0 and $18 for the three and nine months ended June 30, 2023, respectively. At June 30, 2024 and September 30, 2023, there were no unrecognized stock compensation costs related to unvested share-based compensation for the option grants.
Forfeitures of RSAs and stock options were recognized as incurred.

Total stock-based compensation expense for the three and nine months ended June 30, 2024, which was recognized in general and administrative expense, was $175 and $544, respectively, and $198 and $731 for the three and nine months ended June 30, 2023, respectively.
Note 12. Commitments and Contingencies
Purchase Commitments
The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of June 30, 2024, the Company had $3,384 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.
Letters of Credit
The Company had outstanding standby letters of credit in the total amount of $248 at both June 30, 2024 and September 30, 2023, respectively, to secure its various contractual obligations.
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
Capital Contribution
On June 10, 2024, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contribution (“Contribution”) requirement of $750, as a result of trees producing limited revenue as they continue to recover from Hurricane Ian. The Company’s portion of the Contribution of $382 and the noncontrolling parties’ portion of $368 was funded on July 11, 2024.
On June 6, 2023, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contribution requirement of $900, as a result of trees producing limited revenue due to the severity of the fruit drop resulting from Hurricane Ian. The Company’s portion of the Contribution was $460 and funded on June 22, 2023. The remaining portion of the Contribution of $440 was funded by the noncontrolling parties.
Note 14. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after June 30, 2024, the balance sheet date, up to the date that the unaudited condensed consolidated financial statements were issued and determined there are no additional events to disclose.

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
Business Overview
Business Description
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of our citrus products, providing management services to citrus groves owned by third parties, and grazing and hunting leasing. We operate as two business segments, and all of our operating revenues are generated in the United States. For the three months ended June 30, 2024 and June 30, 2023, we generated operating revenue of $13,610 and $7,284, respectively, (loss) income from operations of $(6,728) and $12,572, respectively, and net (loss) income attributable to common stockholders of $(2,044) and $11,832, respectively. Net cash used in operating activities was $18,720 and $618 for the nine months ended June 30, 2024 and June 30, 2023, respectively.
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
Our two segments are as follows:
•Alico Citrus includes activities related to planting, owning, cultivating and/or managing citrus groves to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus; and
•Land Management and Other Operations includes activities related to grazing and hunting leasing, management and/or conservation of unimproved native pastureland and activities related to rock mining royalties and other insignificant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.
For the three months ended June 30, 2024 and 2023, the Alico Citrus segment generated 97.3% and 92.1%, respectively, of our consolidated revenues and the Land Management and Other Operations segment generated 2.7% and 7.9%, respectively, of our consolidated revenues.
For the nine months ended June 30, 2024 and 2023, the Alico Citrus segment generated 97.6% and 96.8%, respectively, of our consolidated revenues and the Land Management and Other Operations segment generated 2.4% and 3.2%, respectively, of our consolidated revenues.

Recent Developments
Tropicana Orange Purchase Agreement
On June 5, 2024, we entered a new three-year Orange Purchase Agreement (the “Tropicana Agreement”) to sell oranges to Tropicana at prices that are approximately 33% to 50% higher, over the life of the contract, than the average price for all the citrus fruit sold to Tropicana last season. The Tropicana Agreement is effective June 5, 2024 through July 31, 2027, subject to its terms and conditions, and succeeds existing agreements with Tropicana that expired at the end of July 2024.
Citrus Research and Field Trial Foundation
In June 2024, we received $1,106 from CRAFT of grower’s support payments in connection with our use of OTC, to combat the effect of “greening” in our citrus trees.
Land Sale
On June 28, 2024, we sold 798 acres of citrus land for approximately $7,183 ($9,000 per acre).

Condensed Consolidated Results of Operations
The following discussion provides an analysis of our results of operations for the three and nine months ended June 30, 2024, as compared to 2023:

(in thousands)
	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Operating revenues:
Alico Citrus	$13,237	$6,712	$6,525	97.2%	$44,591	$37,917	$6,674	17.6%
Land Management and Other Operations	373	572	(199)	(34.8)%	1,117	1,249	(132)	(10.6)%
Total operating revenues	13,610	7,284	6,326	86.8%	45,708	39,166	6,542	16.7%

Gross (loss) profit:
Alico Citrus	(4,576)	15,034	(19,610)	(130.4)%	(37,471)	4,424	(41,895)	(947.0)%
Land Management and Other Operations	289	468	(179)	(38.2)%	771	949	(178)	(18.8)%
Total gross (loss) profit	(4,287)	15,502	(19,789)	(127.7)%	(36,700)	5,373	(42,073)	(783.0)%

General and administrative expenses	2,441	2,930	(489)	(16.7)%	8,034	8,106	(72)	(0.9%)
(Loss) income from operations	(6,728)	12,572	(19,300)	(153.5)%	(44,734)	(2,733)	(42,001)	NM
Total other expense, net	3,958	1,423	2,535	178.1%	78,969	3,794	75,175	NM
(Loss) income before income taxes	(2,770)	13,995	(16,765)	(119.8)%	34,235	1,061	33,174	NM
Income tax (benefit) provision	(861)	1,923	(2,784)	(144.8%)	9,721	306	9,415	NM
Net (loss) income	(1,909)	12,072	(13,981)	(115.8)%	24,514	755	23,759	NM
Net (loss) income attributable to noncontrolling interests	(135)	(240)	105	(43.8)%	583	140	443	316.4%
Net (loss) income attributable to Alico, Inc. common stockholders	$(2,044)	$11,832	$(13,876)	(117.3)%	$25,097	$895	$24,202	NM
NM = Not meaningful

Operating Revenue
The 86.8% increase in revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to the timing of the Valencia harvest, which is discussed in further detail below.
The 16.7% increase in revenue for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, was primarily due to an increase in pound solids produced as we began to recover to pre-hurricane levels and an increase in the price per pound solids for both the Early and Mid-season and Valencia crops, as a result of more favorable pricing in one of our contracts with Tropicana, which is discussed in further detail below. In addition, there was an increase in Grove Management Services revenue as a result of the Citrus Grove Management Agreement we entered into on October 30, 2023 (the “Grove Owners Agreement”) with an unaffiliated group of third parties (the “Grove Owners”) to provide citrus grove caretaking services for approximately 3,300 acres owned by such third parties for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023.
Operating Expenses
The increase in operating expenses for the three and nine months ended June 30, 2024, as compared to the three and nine months ended June 30, 2023, was primarily driven by insurance proceeds of $16,643 and $21,403 for crop claims received during the three and nine months ended June 30, 2023 (the “Crop Insurance Proceeds”), which were recorded as a reduction of operating expenses. In addition, the increase in operating expenses for the three and nine months ended June 30, 2024 was impacted by a combination of the inventory adjustments recorded at September 30, 2022 on the ending inventory balance, as a result of the impact of Hurricane Ian, which effectively lowered the inventory to be expensed in fiscal year 2023, as well as a 103.1% and 15.1% increase in the number of boxes which needed to be harvested in the three and nine months ended June 30, 2024, respectively. See Note 3. Inventories to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
General and Administrative Expense
General and administrative expense decreased $489 for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to lower employee costs (as a result of lower bonus accruals), lower depreciation, lower legal costs (as a result of the voluntary dismissal of the shareholder lawsuit in the prior year), and lower accounting and insurance costs.
General and administrative expense decreased $72 for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023, primarily due to lower depreciation, legal and insurance costs, partially offset by increased employee costs.
Other Expense, net
Other Expense, net for the three months ended June 30, 2024 increased $2,535, compared to the three months ended June 30, 2023, driven by gains of $4,396 on the sale of 798 acres of citrus land during the quarter ended June 30, 2024 compared to gains of $2,613 on the sale of 548 acres of the Alico Ranch during the quarter ended June 30, 2023.
Other Expense, net for the nine months ended June 30, 2024 increased $75,175, compared to the nine months ended June 30, 2023, primarily due to the sale of 17,229 acres of the Alico Ranch to the State of Florida and the sale of 798 acres of citrus land during the nine months ended June 30, 2024. By comparison, for the nine months ended June 30, 2023 we recognized gains on sale of property and equipment of approximately $7,368 relating to the sale of 1,436 acres, in the aggregate, from the Alico Ranch to several third parties.
Income Taxes
The decrease in the income tax (benefit) provision of $(2,784) for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was driven by a pre-tax loss for the current period, as opposed to pre-tax income in the three months ended June 30, 2023.
The increase in the income tax (benefit) provision of $9,415 for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, was principally due to the gain on the sale of 17,229 acres of the Alico Ranch to the State of Florida in the current year, while the income tax provision for the nine months ended June 30, 2023 was due to the lower pre-tax income generated for the period.

The following discussion provides an analysis of our operating segments:
Alico Citrus

(in thousands, except per box and per pound solids data)

	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2024	2023	Unit	%	2024	2023	Unit	%
Operating Revenues:
Early and Mid-Season	$—	$—	$—	—	$14,534	$11,954	$2,580	21.6%
Valencias	12,183	6,064	6,119	100.9%	26,915	23,994	2,921	12.2%
Fresh Fruit and Other	108	221	(113)	(51.1)%	801	991	(190)	(19.2)%
Grove Management Services	946	427	519	121.5%	2,341	978	1,363	139.4%
Total	$13,237	$6,712	$6,525	97.2%	$44,591	$37,917	$6,674	17.6%
Boxes Harvested:
Early and Mid-Season	—	—	—	—	1,194	979	215	22.0%
Valencias	843	415	428	103.1%	1,855	1,669	186	11.1%
Total Processed	843	415	428	103.1%	3,049	2,648	401	15.1%
Fresh Fruit	—	1	(1)	(100.0)%	35	41	(6)	(14.6)%
Total	843	416	427	102.6%	3,084	2,689	395	14.7%
Pound Solids Produced:
Early and Mid-Season	—	—	—	—	5,364	4,586	778	17.0%
Valencias	4,294	2,142	2,152	100.5%	9,365	8,702	663	7.6%
Total	4,294	2,142	2,152	100.5%	14,729	13,288	1,441	10.8%
Pound Solids per Box:
Early and Mid-Season	—	—	—	—	4.49	4.68	(0.19)	(4.0)%
Valencias	5.09	5.16	(0.07)	(1.3)%	5.05	5.21	(0.16)	(3.1)%
Price per Pound Solids:
Early and Mid-Season	$—	$—	$—	—	$2.71	$2.61	$0.10	3.8%
Valencias	$2.84	$2.83	$0.01	0.3%	$2.87	$2.76	$0.11	4.1%
Price per Box:
Fresh Fruit	$—	NM	$—	—	$15.89	$14.02	$1.87	13.3%
Operating Expenses:
Cost of Sales	$14,038	$6,603	$7,435	112.6%	$68,857	$45,647	$23,210	50.8%
Harvesting and Hauling	3,296	2,047	1,249	61.0%	11,843	10,573	1,270	12.0%
Fresh Fruit and Other	(222)	(17,278)	17,056	(98.7)%	(229)	(23,340)	23,111	(99.0)%
Grove Management Services	701	306	395	129.1%	1,591	613	978	159.5%
Total	$17,813	$(8,322)	$26,135	(314.0)%	$82,062	$33,493	$48,569	145.0%

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
Comparison of the Three and Nine Months Ended June 30, 2024 and 2023 for the Alico Citrus Segment
The 97.2% increase in revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to a 100.5% increase in pound solids, driven by a combination of factors related to the timing of the Valencia harvest, which started later this year to allow the fruit more time to mature, as compared to an acceleration of the harvest in the prior year as a result of Hurricane Ian, to try to mitigate the fruit drop.
The 17.6% increase in revenue for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, was primarily due to an 10.8% increase in pound solids produced as the trees continue to recover from the effects of Hurricane Ian, an increase in the price per pound solids for both the Early and Mid-season and Valencia crops as a result of more favorable pricing in one of our contracts with Tropicana, and an increase in Grove Management Services revenue as a result of the signing of the Grove Owners Agreement. Although Hurricane Ian initially impacted the fiscal year 2023 harvest, we expect it may take another season, or more, for the groves to recover to pre-hurricane production levels.
The Early and Mid-Season harvest was completed in the second quarters of 2024 and 2023. For the nine months ended June 30, 2024 the pound solids per box decreased 4.0%, and the processed box production increased 22.0%, compared to the same nine month period in the prior year. Although the overall decrease in pound solids per box for the season was disappointing, the increase in total boxes produced demonstrates that the groves are beginning to recover from the effects of Hurricane Ian. In addition, there was an increase in the price per pound solids of 3.8% in the Early and Mid-Season fruit harvested for the nine months ended June 30, 2024, compared to the same period in the prior year, as a result of more favorable pricing in one of our contracts with Tropicana.
The Valencia harvest was completed for the three and nine months ended June 30, 2024 and pound solids per box decreased 1.3% and 3.1%, respectively, and the processed box production increased 103.1% and 11.1%, respectively, compared to the same three and nine month periods in the prior year. In addition, there was an increase in the price per pound solids of 0.3% and 4.1% in the Valencia fruit harvested for the three and nine months ended June 30, 2024, respectively, compared to the same periods in the prior year, as a result of more favorable pricing in one of our contracts with Tropicana.
For the three and nine months ended June 30, 2024, we recognized a decrease in revenue from sales of Fresh Fruit and Other of $113 and $190, respectively, compared to the same periods in the prior year, driven by a decrease in the amount of fruit that was resold on behalf of grove owners.
Revenue for the three and nine months ended June 30, 2024 from the grove owners relating to Grove Management Services increased 121.5% and 139.4%, respectively, compared to the prior year, principally due to the signing of the Grove Owners Agreement in October 2023.
For the three and nine months ended June 30, 2024, we recognized an increase in Cost of Sales of $7,435 and $23,210, respectively, compared to the same periods in the prior year, which was driven by a combination of the inventory adjustments recorded at September 30, 2022 on the ending inventory balance as a result of the impact of Hurricane Ian, which effectively lowered the inventory to be expensed in fiscal year 2023, as well as a 103.1% and 15.1% increase in boxes harvested in the three and nine months ended June 30, 2024, respectively, compared to the same periods in the prior year.
For the three month period ended June 30, 2024, Harvest and Hauling expenses increased $1,249, compared to the prior year period, driven by the increase in the number of boxes produced for the period as a result of the timing of our harvest. For the nine months ended June 30, 2024, Harvesting and Hauling expenses were up $1,270, when compared to the same period in the prior year, driven by the increase in the number of boxes produced for the period as we continue to recover from the impact of Hurricane Ian.
For the three and nine month periods ended June 30, 2024, the credit amounts shown in “Fresh Fruit and Other” in operating expenses above primarily represent a final true-up of Crop Insurance Proceeds from Hurricane Ian, received in the current period. For the three and nine month periods ended June 30, 2023, the credit amounts primarily represent the Crop Insurance Proceeds of $16,643 and $21,403, respectively, which were recorded as a reduction of operating expenses, and includes $1,315 in federal relief proceeds received under the CRBG program in the nine months ended June 30, 2023.
There was a 129.1% and 159.5% increase in operating expenses relating to grove management services for the Grove Owners for the three and nine months ended June 30, 2024 and 2023, respectively, primarily due to the new Grove Owners Agreement.
Land Management and Other Operations
The table below presents key operating measures for the three and nine months ended June 30, 2024 and 2023 for the Land Management and Other Operations segment:

(in thousands)	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue From:
Land and Other Leasing	$302	$474	$(172)	(36.3)%	$894	$1,028	$(134)	(13.0)%
Other	71	98	(27)	(27.6)%	223	221	2	0.9%
Total	$373	$572	$(199)	(34.8)%	$1,117	$1,249	$(132)	(10.6)%
Operating Expenses:
Land and Other Leasing	$84	$104	$(20)	(19.2)%	$341	$295	$46	15.6%
Other	—	—	—	—	5	5	—	—
Total	$84	$104	$(20)	(19.2)%	$346	$300	$46	15.3%
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
Comparison of the Three and Nine Months Ended June 30, 2024 and 2023 for the Land Management and Other Operations Segment
Land Management and Other Operations revenue for the three and nine months ended June 30, 2024 decreased 34.8% and 10.6%, respectively, as compared to the same period in the prior year principally due to a decrease in hunting lease revenue as a result of the sale of the ranch land.
The decrease in operating expenses from Land Management and Other Operations for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to a decrease in property taxes related to land sales. The increase in operating expenses from Land Management and Other Operations for the nine months ended

June 30, 2024, as compared to the nine months ended June 30, 2023, was primarily due to an increase in mining permitting costs, offset by a decrease in property taxes related to land sales.
Seasonality
We are primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of our fiscal year produce most of our annual revenue. However, due to the timing of the current year harvest, more of the citrus crop was harvested in the first and second quarters of this fiscal year. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30, 2024	September 30, 2023	Change

Cash and cash equivalents	$9,106	$1,062	$8,044
Total current assets	$54,364	$58,805	$(4,441)
Total current liabilities	$20,358	$15,065	$5,293
Working capital	$34,006	$43,740	$(9,734)
Total assets	$414,602	$428,353	$(13,751)
Principal amount of term loans and lines of credit	$84,510	$129,319	$(44,809)
Working capital ratio	2.67 to 1	3.90 to 1
Debt to total assets ratio	0.20 to 1	0.30 to 1
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
The principal uses of cash that affect our liquidity position include the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions. Although the current year tax provision is recorded within Income taxes payable on our balance sheet, as required by U.S. GAAP; we do not expect to pay any further income taxes for the fiscal year ended September 30, 2024. The income tax payable is expected to be reclassified to Deferred income tax liabilities, net, at year-end, as we anticipate utilizing a portion of our prior year net operating loss carryover.
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

Borrowing Facilities and Long-term Debt
We have a $70,000 working capital line of credit and a $25,000 revolving line of credit, of which $69,752 and $25,000 was available for general use as of June 30, 2024 (see Note 7. Long-Term Debt and Lines of Credit to the accompanying Condensed Consolidated Financial Statements). We may utilize the available cash to pay down indebtedness, pursue citrus grove acquisitions, conduct share repurchases, and possibly reinstate increased dividends. If we choose to pursue significant growth and other corporate opportunities, these actions could have a material adverse impact on our cash balances and may require us to finance such activities by drawing down on our lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact our ability to pursue different growth and other corporate opportunities.
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
Our credit facilities are subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $174,628 applicable for the year ended September 30, 2023; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than 0.625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000 per fiscal year. As of June 30, 2024, we were in compliance with all of the financial covenants.
Cash Flows
Cash and cash equivalents increased from $1,592 as of June 30, 2023, to $9,106 as of June 30, 2024. The components of these changes are discussed below.

(in thousands)	Nine Months Ended June 30,		Change
	2024	2023
Net cash (used in) operating activities	$(18,720)	$(618)	$(18,102)
Net cash provided by (used in) investing activities	70,088	(5,718)	75,806
Net cash (used in) provided by financing activities	(45,954)	7,063	(53,017)
Net increase in cash and restricted cash	$5,414	$727	$4,687
Net Cash (Used In) Operating Activities
The $(18,102) increase in Net Cash (used in) operating activities was driven by Crop Insurance Proceeds of $21,403 during the nine months ended June 30, 2023, partially offset by increased revenues for the nine months ended June 30, 2024.
Net Cash Provided By (Used In) Investing Activities
The $75,806 increase in Net Cash provided by (used in) investing activities for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023, was primarily due to proceeds from the sale of 17,229 acres of the Alico Ranch and the 798 acres of citrus land.
Net Cash (Used In) Provided By Financing Activities
The increase of $(53,017) in Net Cash (used in) provided by financing activities for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, was primarily due to the repayment of the WCLC and the $19,094 Met Life Variable-Rate Term debt with the proceeds from the sale of 17,229 acres of the Alico Ranch, as compared to an increase in net borrowings under the WCLC in the same period in the prior year.
We had $0 and $17,910 outstanding on our revolving lines of credit as of June 30, 2024 and June 30, 2023, respectively.

The WCLC agreement provides for Rabo Agrifinance, Inc. to issue up to $2,000 in letters of credit on our behalf. As of June 30, 2024, there was $248 in outstanding letters of credit, which correspondingly reduced our availability under the WCLC.
Contractual Obligations
Our material cash requirements from known contractual and other obligations are described in the accompanying notes to the financial statements within Part I, Item 1 of this Quarterly Report. These include principal and interest payments on long-term debt as described in Note 7. Long-Term Debt and Lines of Credit, operating leases as described in Note 10. Leases and purchase commitments as described in Note 12. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
See Note 1. Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a detailed description of recent accounting pronouncements. There have been no material changes to the Company’s Critical Accounting Policies and Estimates from those reflected in the Company’s 2023 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk - We are subject to interest rate risk from the utilization of financial instruments such as term loan debt and other borrowings. Our primary long-term obligations are fixed rate debts subject to fair value risk due to interest rate fluctuations. See Note 1. Description of Business and Basis of Presentation to these Condensed Consolidated Financial Statements.
We are also subject to interest rate risk on our variable rate debt; however, at June 30, 2024, we had no variable-rate debt outstanding.
In the three months ended June 30, 2024, there were no other material changes to our quantitative and qualitative disclosures about market risk from those discussed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 6, 2023.
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
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.
Item 5. Other Information
a)None.
b)None.
c)During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, dated February 17, 1972	10-K	00-000261	3.1	12/11/2017

3.2	Certificate of Amendment to Certificate of Incorporation, dated January 7, 1974	S-8	333-130575	4.2	12/21/2005

3.3	Amendment to Articles of Incorporation, dated January 14, 1987	S-8	333-130575	4.3	12/21/2005

3.4	Amendment to Articles of Incorporation, dated December 27, 1988	S-8	333-130575	4.4	12/21/2005

3.5	Second Amended By-Laws of Alico, Inc., amended and restated	8-K	000-00261	3.6	1/15/2021

10.1	Employment Agreement by and between Alico, Inc. and Mitch Hutchcraft, effective May 28, 2024					*

10.2	Letter Agreement by and between Alico, Inc. and James Sampel, dated May 28, 2024					*

10.3	Letter Agreement by and between Alico, Inc. and Bradley Heine, dated June 3, 2024					*

10.4 †	Tropicana Supply Agreement					*

10.5
Fifteenth Amendment and Waiver to Credit Agreement by and among Alico, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Alico Land Development Inc., Alico Citrus Nursery, LLC and Rabo Agrifinance LLC (f/k/a Rabo Agrifinance, Inc.) dated June 5, 2024
*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Furnished herewith.
†	Certain portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

August 5, 2024	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2024	By:	/s/ Bradley Heine
Bradley Heine
Chief Financial Officer
(Principal Financial and Accounting Officer)