Form 10-K
period 2024-09-30
ALICO, INC.
filed 2024-12-02
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2024
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

Large Accelerated Filer	☐	Emerging Growth Company	☐	Accelerated Filer	☐
Non-accelerated filer	☑			Smaller Reporting Company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the Nasdaq Global Select Market as of March 31, 2024 (the last business day of Alico’s most recently completed second fiscal quarter) was $206,059,142.
As of November 26, 2024, there were 7,633,069 shares of common stock, $1.00 par value per share outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, to be filed with the SEC under Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended September 30, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ALICO, INC.
FORM 10-K
For the year ended September 30, 2024

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains certain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report are forward-looking statements, including without limitation, statements regarding future actions, our strategic business plans, models and prospects, prospective products, trends, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, plans relating to future land sales, dividends, government regulations, the adequacy of our liquidity to meet our needs for the foreseeable future, expectations regarding income taxes, expectations regarding the continued impact of natural disasters and hurricanes, expectations regarding future impairment charges, expectations regarding the remediation of our material weakness, and our expectations regarding market conditions. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we do not undertake an obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, changed circumstances or otherwise. As used in this Annual Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Alico” refer to the operations of Alico, Inc. and its consolidated subsidiaries.

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
•ESG issues, including those related to climate change, our workforce and sustainability, may have an adverse effect on our business, financial condition, results of operations, and cash flows and damage our reputation.
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
•Management identified a material weakness in connection with the audit of our consolidated financial statements for the year ended September 30, 2024. Material weaknesses and other control deficiencies relating to our internal control over financial reporting could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading price of our securities.
•Macroeconomic conditions, such as rising inflation, the deadly conflicts in Ukraine and Israel, and pandemics or health crises could adversely affect our business, financial condition, results of operations and cash flows.
•System security risks, data protection breaches, cybersecurity incidents and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.
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

PART I
(Dollars in thousands, except per share and per acre amounts)
Item 1. Business
Overview

Alico was incorporated under the laws of the State of Florida in 1960. Alico is an agribusiness with a legacy of achievement and innovation in citrus and conservation. We own approximately 53,371 acres of land in eight Florida counties (Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands and Polk), and approximately 48,700 acres of oil, gas and mineral rights throughout Florida. We hold these oil, gas and mineral rights on substantially all our owned acres, with additional mineral rights on other leased acres. Our principal lines of business are citrus groves and land management.
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
Recent Developments

Florida Citrus Commission Development
On November 21, 2024, the Florida Citrus Commission passed an emergency rule, based on requests from the Florida Citrus Processors Association and Florida Citrus Mutual, to reduce the minimum Brix value (a measurement of sugar content) for oranges harvested for the period beginning on November 21, 2024 and ending on May 23, 2025 from 8.5 to 7.0 and to eliminate the minimum ratio of total soluble solids to anhydrous citric acid (a measure of maturity). While it is not possible for us to estimate the potential impact of this ruling, it may increase the amount of the Company's fruit that would be acceptable at the processors.

Hurricane Milton

On October 9, 2024, Hurricane Milton hit Florida and the Company's citrus groves sustained hurricane or tropical storm force winds for varying durations of time. Based on observations to date, the Company sustained minimal tree damage; however, there was measurable fruit drop from trees in our northern groves, particularly in Polk and Hardee County. We will continue to evaluate the impact of Hurricane Milton on our anticipated harvest in assessing any incremental impairment to be recognized at December 31, 2024. However, an estimate of the amount of any incremental write-down to inventory cannot be made at this time.
Inventory Net Realizable Value Adjustment

On September 30, 2024, we recognized an adjustment of $19,549, to reduce inventory to its net realizable value. The inventory adjustment is the result of expectations for a significantly lower than anticipated harvest of the Early and Mid-Season and Valencia crops for the 2024-2025 season due to the ongoing challenges posed by Hurricane Ian. More than half of our crops dropped before harvesting in fiscal year 2023 and fiscal year 2024 fruit production did not return to pre-Ian levels. These lower levels of production remain a concern to management as we begin to harvest the 2024-2025 crops, and the Company is evaluating our performance daily.

Amended Credit Agreement with Metropolitan Life Insurance Company

On September 16, 2024, we amended our Credit Agreement (the “Amendment”) with Metropolitan Life Insurance Company, which, among other things (i) increases the borrowing capacity under the revolving line of credit (the “RLOC”) from $25,000 to $95,000 and (ii) now extends the maturity date of the RLOC to May 1, 2034. This Amendment replaces the Company’s $70,000 working capital line of credit with Rabo Agrifinance, Inc., which was due to mature on November 1, 2025.

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

Citrus Greening Treatment

In 2022, we began testing a new application of Oxytetracycline Hydrochloride (“OTC”), which is registered with the U.S. Environmental Protection Agency (“EPA”) under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) as an active ingredient in pesticide products for the control of certain bacterial diseases in non-food bearing trees; this new application involves use of OTC-containing products as a therapy to address citrus greening. On October 28, 2022, after a review of the new application method by the EPA and the Florida Department of Agriculture and Consumer Services (“FDACS”) pursuant to Section 24(c) of FIFRA, FDACS granted a special local-need registration through December 4, 2025, and EPA did not disapprove of FDACS’s grant of this registration. Although not a cure for citrus greening, this OTC application has been found to mitigate some of the impacts of citrus greening and to decrease the rate of fruit drop and improve fruit quality.

During the year ended September 30, 2024, we treated substantially all our producing trees (approximately 4.5 million) with OTC. This represents a second round of injections for approximately 35% of our producing trees, which were treated in fiscal year 2023. We received $1,805 of grant money from the Florida Citrus Research and Field Trial Foundation (the "CRAFT Foundation") in January 2024 that covered substantially all of the costs of the 2023-24 harvest season OTC applications, $1,157 was received in third and fourth quarters of 2024 and $35 received in October 2024, that will cover approximately 35% of the 2024-25 harvest season OTC applications.

In July 2024 the FDACS approved a label change for the OTC product to remove the restriction that the product cannot be applied more than two years in a row. This change will enable us to apply the OTC treatment in calendar year 2025 to the trees that we started treating in 2023. In addition, the CRAFT Foundation has approved a third round of grant monies, for which we can apply, that would further mitigate our OTC costs for the year ended September 30, 2024 and future costs for the years ended September 30, 2025 and 2026. However, it is not yet possible to provide a reliable estimate of any such grant monies at this time.
Extension of Grove Management Agreement
On October 30, 2023, the Company entered into a Citrus Grove Management Agreement (the "Grove Management Agreement") with an unaffiliated group of third parties to provide citrus grove caretaking services for approximately 3,300 acres owned by such third parties. Under the terms of the Grove Management Agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these services and receives a management fee based on acres covered under this agreement. The Grove Management Agreement may be terminated with written notice provided at least 60 days prior to the commencement of the next fiscal year, occurring subsequent to September 30, 2024 and with shorter notice under certain conditions. On September 20, 2024, the Grove Management Agreement was extended until December 31, 2024.
The Land We Manage
We regularly review our land-holdings to determine the best use of each parcel based upon our management expertise. Our total return profile is a combination of operating income potential and long-term appreciation. Land holdings that do not meet our total return criteria are considered surplus to our operations and efforts are being made to sell such land holdings or to exchange such land holdings for land considered to be more compatible with our business objectives and total return profile, or to lease such land holdings.

The operating activities on our land holdings and in which we engage as of September 30, 2024, are categorized in the following table:

	Gross Acreage (estimated)	Operating Activities
Alico Citrus
Citrus Groves	48,229	Citrus Cultivation
Citrus Nursery	22	Citrus Tree Development
	48,251
Land Management and Other Operations
Ranch	4,594	Leasing and Conservation
Other Land	526	Mining Lease and Office
	5,120
Total	53,371
Alico Citrus
We own and manage citrus land in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties in the state of Florida and engage in the cultivation of citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Alico citrus groves total 48,251 gross acres or 90.4% of our land holdings.
Citrus Land Lease

Effective July 1, 2024, we extended a lease representing approximately 637 acres for one-year through June 30, 2025. We have the right, on the same terms and conditions, to extend this lease for two one-year periods. This lease expands our current citrus production acreage by approximately 2%, over our owned land production, to approximately 32,000 net citrus acres.
Our estimated citrus acreage is further detailed in the following table:

	Net Plantable
	Producing	Developing	Fallow	Total Net Plantable	Support & Other	Gross
DeSoto County	15,894	—	854	16,748	4,867	21,615
Polk County	4,806	—	95	4,901	1,845	6,746
Collier County	3,689	—	469	4,158	2,899	7,057
Hendry County	4,958	—	310	5,268	3,229	8,497
Charlotte County	853	—	637	1,490	1,040	2,530
Highlands County	1,093	—	—	1,093	130	1,223
Hardee County	402	—	—	402	181	583
Total	31,695	—	2,365	34,060	14,191	48,251
Of the 48,251 gross acres of citrus land we own and manage, 14,191 acres are classified as support and other acreage. Support and other acreage include acres used for roads, barns, water detention, water retention and drainage ditches integral to the cultivation of citrus trees, but which are not capable of directly producing fruit. In addition, we own a small citrus tree nursery consisting of approximately 22 acres and utilize the trees produced in this nursery in our own operations. The 34,060 remaining acres are classified as net plantable acres. Net plantable acres are those that are capable of directly producing fruit. These include acres that are currently producing, acres that are developing (i.e., acres that are planted with trees too young to commercially produce fruit) and acres that are fallow.

In an effort to increase the density of our citrus groves, we have planted approximately 2,500,000 new trees since 2017. This level of planting has been substantially higher than the normal level of tree attrition. We will continue to evaluate the density throughout our groves and determine the appropriate tree plantings moving forward. Typically, citrus trees become fruit-bearing four to five years after planting and peak around seven to eight years after planting.

Our Alico Citrus business segment cultivates citrus trees to produce citrus for delivery to the processed and fresh citrus markets. Our sales to the processed market were 92.0% and 94.0%, of Alico Citrus revenues for the years ended September 30, 2024 and 2023, respectively. The overall decrease in the sales to the processed markets as a percentage of citrus revenues during the year ended September 30, 2024, as compared to the year ended September 30, 2023, is due to the signing of the Grove Management Agreement discussed above.
The average pound solids per box was 4.83 and 5.02, for the years ended September 30, 2024 and 2023, respectively.
We generally use multi-year contracts with citrus processors that include pricing structures based on a floor and ceiling price. Therefore, if pricing in the market is favorable, relative to our floor price, we benefit from the incremental difference between the floor and the final market price to the extent it does not exceed the ceiling price.
Our citrus produced for the processed citrus market during the year ended September 30, 2024, under our largest agreement, was subject to floor prices and ceiling prices. Under this agreement, if the market price was below the floor prices or exceeded the ceiling prices, then 50% of the shortfall or excess was deducted from the floor price or added to the ceiling price. Under our next largest agreement, our citrus produced is subject to a minimum floor price and maximum ceiling price and is based on a cost-plus structure.

In May 2020, we entered into two agreements to supply Tropicana, our largest customer, with citrus fruit. These new agreements were effective on October 1, 2020, and expired on July 31, 2024. These agreements have since been replaced by the Tropicana Agreement, discussed above under “Recent Developments,” which is based on fixed prices per pound solid with escalation clauses over the term of the agreement. On June 26, 2023, we renewed another agreement to supply Tropicana with citrus fruit, which replaced a prior agreement that had expired after the fiscal year 2023 harvest season. This new agreement was effective August 31, 2023 and expires on August 31, 2025 and is also based on fixed prices per pound solid with escalation clauses over the term of the agreement. Our sales to the fresh citrus market constituted 1.2% and 1.5% of our Alico Citrus revenues for the years ended September 30, 2024 and 2023, respectively.

On October 30, 2023, we entered into the Grove Management Agreement and we continue to provide grove management services to several small third-party grove-owners on acres within our groves. Revenues generated from our grove management services were 6.3% and 3.2% of our total citrus revenues for the years ended September 30, 2024 and 2023, respectively.
During the year ended September 30, 2024, we sold approximately 798 acres of citrus land for approximately $7,183 and recognized a gain of $4,391.

Revenues from our Alico Citrus operations were 96.6% and 95.7%, of our total operating revenues for the years ended September 30, 2024 and 2023, respectively.
Land Management and Other Operations
We own and manage land in Collier, Glades, and Hendry Counties and lease land for recreational and grazing purposes, conservation, and mining activities. Our Land Management and Other Operations land holdings total 5,120 gross acres, or 9.6% of our total acreage.
Our estimated Land Management and Other Operations acreage is detailed in the following table as of September 30, 2024:

Acreage
Hendry County	1,319
Collier County	3,275
Glades County	526
Total	5,120

During the year ended September 30, 2024, we sold approximately 17,556 acres of the Alico Ranch (including 17,229 to the State of Florida) for approximately $78,930 and recognized a gain of $77,025.
During the year ended September 30, 2023, we sold approximately 2,225 acres for $12,000 and recognized a gain of $11,432.
Revenues from Land Management and Other Operations were 3.4% and 4.3% of total operating revenues for the years ended September 30, 2024 and 2023, respectively.
Our Strategy

Our core business strategy is to maximize stockholder value through continuously improving the return on our invested capital and pursuing opportunistic means of monetization, including holding and managing our existing land through skilled agricultural production and disposing of or leasing land or business units.

Our objectives are to produce the highest quality agricultural products, create innovative land uses, opportunistically sell land and other assets not meeting our total return profile, and generate recurring and sustainable profit with the appropriate balance of risk and reward.
Our strategy is based on what we believe are best-management practices of our agricultural operations and the environmental and conservation stewardship of our land and natural resources. We endeavor to manage our land in a sustainable manner to maximize value creation and to evaluate the effect of changing land uses while considering new opportunities. We believe that our commitment to environmental stewardship is fundamental to our core beliefs.
Intellectual Property
While we consider our various intellectual property to be valued assets, we do not believe that our competitive position or our operations are dependent upon or would be materially impacted by any single piece of intellectual property or group of related intellectual property registrations or rights.
Seasonal Nature of Business
As with any agribusiness enterprise, our agribusiness operations and revenues are predominantly seasonal in nature. The following table illustrates the typical seasonality of our agribusiness revenues. However, due to the timing of the harvest for the year ended September 30, 2024, more of the citrus crop was harvested in the first and second quarters of this fiscal year.

Year Ended September 30
	Q1			Q2			Q3			Q4
	Ending 12/31			Ending 3/31			Ending 6/30			Ending 9/30
	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sept
Harvest Fresh and Early/Mid Varieties of Oranges		X	X	X	X
Harvest Valencia Oranges						X	X	X
Significant Customer
Revenue from Tropicana represented 86.8% and 81.3%, of our consolidated revenue for the years ended September 30, 2024 and 2023, respectively. Revenue in the years ended September 30, 2024 and 2023, was generated primarily from two separate contracts with Tropicana. This revenue was generated from the sale of our citrus product in the processed market. No other single customer provided more than 10% of our consolidated revenue in the years ended September 30, 2024 or 2023.

The increase in Tropicana revenue, as a percentage of sales, was primarily due to an increase in pound solids produced during the year ended September 30, 2024, as we began to recover from Hurricane Ian, which negatively impacted our harvest during the year ended September 30, 2023.

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
We are also subject to other non-environmental laws of the United States and the rules and regulations of various governing bodies within the United States, which may differ among jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods.
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
Hiring, Development and Retention
Employee levels are managed to align with the pace of business and consider the services that are provided for us by our independent contractors. We rely on our independent contractors to manage their respective employee levels so that the harvesting and hauling services they are obligated to perform for us are consistent with their contractual obligations and enable us to satisfy our harvesting and hauling needs. Management believes that through our own employees, coupled with the human capital supplied by our independent contractors, we have sufficient human capital to operate our business successfully. Management believes that our employee relations are favorable, that our relations with our independent contractors are favorable, and that the relations that we and the independent contractors have with the employees of the independent contractors are favorable.
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
Compensation and Benefits
Our compensation and benefits are designed to support the financial, mental, and physical well-being of our employees. We are committed to equal pay for equal work, regardless of gender, race, ethnicity, or other personal characteristics. We believe our base wages and salaries, which we review annually, are fair and competitive with the external labor markets in which our employees work. We also regularly review our compensation practices to promote fair and equitable pay. We also offer competitive benefit programs, in line with local practices and with the flexibility to accommodate the needs of a diverse workforce. The benefit programs include, among others, paid holidays, family leave, disability insurance, life insurance, healthcare, and a 401(k) plan with a company match. As of September 30, 2024, we had 199 full-time employees and no part-time employees. We do not include our independent contractors in our number of employees because they are not employees.

Our employees work in the following divisions:

Alico Citrus	175
Corporate, General, Administrative and Other	24
Total employees	199
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
Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common and may occur with higher frequency or be less predictable in the future due to the effects of climate change. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Citrus groves are subject to damage from frost and freezes, and this has happened periodically in the past. In some cases, the fruit is damaged or ruined; in the case of extended periods of cold, the trees can also be damaged or killed. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our citrus operations are concentrated in central and south Florida, with our groves located in parcels in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties. Because our groves are located in close proximity to each other, the impact of adverse weather conditions may be material to our results of operations, financial position and cash flows. Florida is particularly susceptible to the occurrence of hurricanes and tropical storms. Depending on where any particular hurricane or tropical storm makes landfall, our properties have in the past and could in the future experience significant, if not catastrophic damage. Hurricanes and tropical storms have the potential to destroy crops and impact citrus production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus operations and could result in a loss of operating revenues from those products for a multi-year period. For instance, recent Hurricane Ian had a material adverse effect on the fruit production from our trees for the 2023 harvest season and, potentially to a lesser extent, the next season and future seasons. Furthermore, recent and future hurricanes and tropical storms may lead to inventory impairment charges. For the fiscal year ended September 30, 2024, we recognized an inventory impairment charge of $19,549 in the fourth quarter of the year ended September 30, 2024 related to our 2024-2025 estimated harvest. We seek to minimize hurricane risk by the purchase of insurance contracts, but a significant portion of our crops remain uninsured. In addition to hurricanes and tropical storms, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes (such as the freeze in the last week of January 2022), unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or properties. Given the significant impact of these conditions, we may evaluate strategic options for the management and utilization of our land.
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
Both of these diseases pose a significant threat to the Florida citrus industry and to our citrus groves. There can be no assurance that our mitigation efforts will be successful. These diseases can significantly increase our costs, which could materially adversely affect our business, financial condition, results of operations and cash flows. Our citrus groves produce the significant majority of our annual operating revenues. A significant reduction in available citrus from our citrus groves has in the past and could in the future decrease our operating revenues and materially adversely affect our business, financial condition, results of operations and cash flows.

Additionally, OTC Hydrochloride treatment for these diseases appears effective in the short term at mitigating impacts of citrus greening, but it is not a cure and whether its mitigation benefits would continue in the longer term remains uncertain. Moreover, there are risks associated with the approval being time limited at the moment to December 4, 2025 and to being a state special-local need approval under FIFRA Section 24(c) as opposed to being part of the full FIFRA registration with EPA for OTC-containing products. If OTC treatments do not prove effective in the longer term or are not approved for use after December 4, 2025, our ability to manage these diseases could be further compromised, exacerbating the potential negative impacts on our business.
A significant portion of our revenues are derived from our citrus business and any adverse event affecting such business could disproportionately harm our business.
Our revenues from our citrus business were 96.6% and 95.7%, of our operating revenues in the years ended September 30, 2024 and 2023, respectively. Our citrus division is one of the largest citrus producers in the United States, and because of the significance of the revenues derived from this business, we are vulnerable to adverse events or market conditions affecting our citrus business, in particular, or the citrus business, generally, which could have a significant adversely impact on our overall results of operations, financial condition and cash flows.
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
Our contracts with Tropicana accounted for 86.8% and 81.3%, of our revenues in the years ended September 30, 2024 and 2023, respectively. The revenue for Tropicana is primarily generated from two contracts. Should there be any change in our current relationship structure, whereby they do not buy our oranges, we would need to find replacement buyers to purchase our remaining crop, which could take time and expense and may result in less favorable terms of sale. The loss of Tropicana as a customer or significant reduction in business with Tropicana may cause a material adverse impact to our financial position, results of operations and cash flows.

We currently have citrus supply contracts with Tropicana that expire in both 2025 and 2027, with the majority expiring in 2027. If Tropicana were to reduce the volume of oranges purchased from us and/or purchased from owners of groves that we manage, we would need to find, and/or the owners of groves that we manage would need to find or work with us to find, replacement buyers to purchase any remaining crop of our and/or of the owners of the groves we manage, which could take time and expense and may result in less favorable terms of sale. The loss of Tropicana as a customer or significant reduction in business with Tropicana for us and/or for the owners of the groves we manage may cause a material adverse impact to our financial position, results of operations and cash flows.
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

Our success is dependent, in part, on our ability to identify, develop and execute appropriate strategic growth initiatives that will enable us to achieve sustainable growth in the long term. The implementation of our strategic initiatives is subject to both the risks affecting our business generally and the inherent risks associated with implementing new strategies. For example, in 2023 we began a multi-year entitlement process for our 4,500-acre grove near Fort Myers, in Collier County, which has included, but is not limited to, the completion of environmental assessments, the development of conservation strategies, the preparation of market assessments to facilitate planning and beginning to conduct selective stakeholder outreach efforts. This and other strategic initiatives may relate to the management and utilization of our land and may not be successful in generating revenues or improving operating profit and, if they are, it may take longer than anticipated. As a result, and depending on evolving conditions and opportunities, we may need to adjust our strategic initiatives and such changes could be substantial, including modifying or terminating one or more of such initiatives. Termination of such initiatives may require us to write down or write off the value of our investments in them. Transition and changes in our strategic initiatives may also create uncertainty in our employees, customers and partners that could adversely affect our business and revenues. In addition, we may incur higher than expected or unanticipated costs in implementing our strategic initiatives, attempting to attract revenue opportunities or changing our strategies. There can be no assurance that the implementation of any strategic growth initiative will be successful, and we may not realize anticipated benefits at levels we project or at all, which would adversely affect our business, financial condition and prospects.
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

Maintaining a strong reputation with fruit processors and third-party partners is critical to the success of our business. We devote significant time and resources to training programs, relating to, among other things, ethics, compliance and product safety and quality, as well as sustainability goals, and have published ESG goals (i.e., environmental, social and governance), including relating to environmental impact and sustainability and inclusion and diversity, as part of our ESG strategy. Despite these efforts, we may not be successful in achieving our goals, may modify or terminate any of these goals, might provide materially inaccurate information, or might receive negative publicity about the Company, including relating to product safety, quality, efficacy, ESG or similar issues, whether real or perceived, and reputational damage could occur. In addition, our products could face withdrawal, recall or other quality issues, which could lead to decreased demand for our products or services and reputational damage.
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

We continuously evaluate the disposition of operating businesses and assets and may in the future undertake one or more significant transactions, which could be material to our business and could take any number of forms, including asset sales, mergers, or the sale of equity interests.

These transactions may present significant risks such as potential loss of significant operating revenues and income streams, inadequate return of capital, regulatory or compliance issues, the triggering of certain financial covenants in our debt instruments (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse impact on our business, financial condition, results of operations or cash flows.
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
Our citrus business is seasonal.
Our citrus groves produce the majority of our annual operating revenues and the citrus business is seasonal because it is tied to the growing and picking seasons. Historically, the second and third quarters of our year generally produce the majority of our annual revenues, and our working capital requirements are typically greater in the first and fourth quarters of our year, coinciding with our planting cycles. However, due to the timing of the harvest for the year ended September 30, 2024, more of the citrus crop was harvested in the first and second quarters of that fiscal year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year or in future quarters. If our operating revenues in the second and third quarters are lower than expected, it would have a disproportionately large adverse impact on our annual operating results.
We face significant competition in our agricultural operations.
We face significant competition in our agricultural operations both from domestic and foreign producers and do not have any branded products. Foreign growers generally have an equal or lower cost of production, are subject to less environmental regulation, and, in some instances, have greater resources and market flexibility than us. Because foreign growers have greater flexibility as to when they enter the U.S. market, we cannot always predict the impact these competitors will have on our business and results of operations. The competition we face from certain foreign suppliers of orange juice is mitigated by a governmentally-imposed tariff on orange imports. Accordingly, a reduction in the government’s orange juice tariff could adversely impact our results of operations.
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

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on the productivity of our citrus groves, it could have an adverse impact on our business and results of operations. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases or climate change. In the event that such regulation is enacted, we may experience significant increases in our costs of operations, including, but not limited to, increased energy, environmental, and other costs and capital expenditures. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our financial condition and results of operations. In addition, the SEC’s climate-related disclosure rules would require new climate-related disclosures in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements; although the SEC has issued an order to stay the rules pending the outcome of litigation challenging the rules. These rules, to the extent they survive legal challenge (in whole or in part), would impose increased compliance costs and could lead to increased litigation risks related to disclosures made pursuant to the rules, either of which could materially and adversely affect our financial performance.
ESG issues, including those related to climate change, our workforce and sustainability, may have an adverse effect on our business, financial condition, results of operations, and cash flows and damage our reputation.
Companies across all industries are facing increasing and evolving scrutiny relating to their ESG policies, initiatives and disclosures from governments, regulators, investors, consumers, employees and other stakeholders. Increased and varied focus and activism related to ESG may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices, or due to our focus on ESG practices at all. In particular, certain customers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, microplastics, plastic waste, and other sustainability concerns. There have also been changing consumer preferences for natural or organic products and ingredients and increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain consumer products. Responding to and complying with these preferences, concerns and demands could cause us to incur additional costs or to make changes to our operations that could negatively affect our business, financial condition and results of operations.
In addition, the increased emphasis by some stakeholders on ESG matters has resulted in, and may continue to result in, the adoption of laws and regulations, including reporting requirements, which may not always be uniform across jurisdictions, and which could lead to increased compliance costs, as well as increased scrutiny regarding our ESG activities and disclosures, which may lead to increased litigation risks. Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or cannot currently be independently verified. If we do not adapt to or comply with new regulations or fail to meet our ESG goals, or meet the evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the evolving concern for, or perception of ESG issues, fruit processors and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business, financial condition, results of operations and cash flows may be adversely affected.
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
We and our labor contractors are subject to government mandated wage and benefit laws and regulations. In addition, current or future federal or state healthcare legislation and regulation, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.
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
For the years ended September 30, 2024 and 2023, we paid $2,659 and $2,786, in real estate taxes, respectively. These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraisers in which counties we own land, of $81,628 and $90,481 for the years ended September 30, 2024 and 2023, respectively, which differs significantly from the fair values determined by the county property appraisers of $352,379 and $419,915, respectively. Changes in state law or county policy regarding the granting of agricultural classification or calculation of “Green Belt” values or average millage rates could significantly and adversely impact our results of operations, cash flows and/or financial position.
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
We are subject to various laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. We face a potential for environmental liability by virtue of our ownership of real property. If hazardous substances (including herbicides and pesticides used by us or by any persons leasing our lands) are discovered emanating from any of our lands and the release of such substances presents a threat of harm to the public health or the environment, we may be held strictly liable for the cost of remediation of these hazardous substances. In addition, environmental laws that apply to a given site can vary greatly according to the site’s location, its present and former uses, and other factors such as the presence of wetlands or endangered species on the site. Management monitors environmental legislation and requirements and works to remain in compliance with such regulations. Furthermore, we require lessees of our properties to comply with environmental regulations as a condition of leasing. We also purchase insurance for environmental liabilities when it is available; however, these insurance policies may not be adequate to cover such costs or damages or may not continue to be available at prices and terms that would be satisfactory. It is possible that in some cases the cost of compliance with these environmental laws could exceed the value of a particular tract of land, make it unsuitable for use in what would otherwise be its highest and best use, and/or be significant enough that it would materially adversely affect us.
Our business may be adversely affected if we lose key employees.
We depend to a large extent on the services of certain key management personnel. These individuals have extensive experience and expertise in the business lines and segments in which they work. The loss of any of these individuals, or any significant changes in their duties, could have a material adverse effect on our businesses. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to attract, employ and retain skilled personnel in our business lines and segments.
Management identified a material weakness in connection with the audit of our consolidated financial statements for the year ended September 30, 2024. Material weaknesses and other control deficiencies relating to our internal control over financial reporting could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading price of our securities.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Consolidated Financial Statements will not be prevented or detected on a timely basis. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. A material weakness in our internal control over financial reporting could result in an increased probability of fraud, the potential loss of customers, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate.

Management’s assessment of our internal control over financial reporting as of September 30, 2024 concluded that our internal control over financial reporting was not effective and that a material weakness existed related to controls around the completeness and accuracy of its spreadsheet controls used in the preparation of our inventory net realizable value calculations. As described in “Part II—Item 9A—Controls and Procedures,” we plan to begin the process of remediating our identified material weakness. Management’s continuing evaluation and work to enhance our internal control over financial reporting may require the dedication of additional resources and management time and expense. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations, which in turn could affect the market price of our securities. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected. The current material weakness or any weaknesses or deficiencies identified in the future could also hurt confidence in our business and the accuracy and completeness of our financial statements, and adversely affect our ability to do business with these groups.

We can give no assurances that the remediation measures we take will remediate the material weakness identified. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the SEC.

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
In addition, any future material weaknesses, restatements, investigations, and legal or administrative proceedings that could result therefrom, may divert our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, and may result in us being subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.
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
Macroeconomic conditions, such as rising inflation, the deadly conflicts in Ukraine and Israel, and pandemics or health crises could adversely affect our business, financial condition, results of operations and cash flows.
During the year ended September 30, 2024, we continued to experience inflationary pressure on labor costs, which we expect to continue through 2025. A number of external factors, including the deadly conflicts in Ukraine and Israel, as well as responses to such events including sanctions or other restrictive actions, by the United States and/or other countries, pandemics or health crises, adverse weather conditions, increases in fuel prices, supply chain disruptions (including raw material shortages) and labor shortages have impacted, and may continue to impact, transportation and commodity costs and create significant macroeconomic uncertainty. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results. The extent to which current macroeconomic conditions will continue to impact our results will depend on future developments, which are uncertain. Potential negative impacts of these uncertain conditions could include, but are not limited to, the following:
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
System security risks, data protection breaches, cybersecurity incidents and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.

Our business faces various security threats, including cybersecurity risks that threaten the confidentiality, integrity and availability of our IT systems and information (including personal, confidential and other types of sensitive information); threats to the security of our facilities and infrastructure or third-party facilities and infrastructure; and threats from terrorist acts, civil unrest and similar acts.

Cybersecurity attacks and risks in particular are becoming more varied, and include threats from diverse vectors such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, as a result of viruses, malicious software or malicious code (including embedded in open-source software), misconfigurations, bugs or other vulnerabilities that are integrated into our (or our third party’s) IT systems. The threat landscape is constantly evolving as threat actors become increasingly sophisticated in using techniques and tools – including artificial intelligence and other emerging technologies – for malicious purposes. In addition, sophisticated hardware and operating system software and applications that we develop internally or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.

Our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, distribution or other critical functions. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us or certain of our third-party service providers, but we cannot guarantee that material incidents will not occur in the future.
However, security risks, system integration issues and any adverse impact on the availability, integrity or confidentiality of our IT systems or sensitive information, including any attempts to gain unauthorized access to information and systems and other security incidents or breaches, could lead to losses of critical infrastructure or capabilities essential to our operations, disruption of our internal operations or services provided to customers, or the unauthorized release or corruption of information. They could also damage our reputation, lead to legal claims or proceedings, regulatory investigations and enforcement actions, significant costs from remedial actions, loss of business or potential liability, each of which could have a material adverse effect on our financial position, results of operations and cash flows.

We are dependent on our information systems and computer-based programs and those of third parties, including our agricultural operations information, electronic data processing, and accounting data. Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data. If any of such systems or programs were to experience service interruptions, fail or create erroneous information in our hardware or software network infrastructure, possible consequences include our loss of communication links, inability to track sales and interruption of other operational or financial processes, which in turn could adversely affect our financial results, stock price and reputation.

We cannot guarantee that any costs and liabilities incurred in relation to an interruption, delay or other incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Our business is subject to complex and evolving laws and regulations regarding privacy and data protection.

In connection with running our business, we handle information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws, including from and about business contacts, employees and website visitors. We are therefore subject to various federal, state, and foreign laws, regulations and other requirements relating to the privacy, security and handling of personal information. For example, certain state laws and regulations impose transparency obligations, provide individuals with rights in relation to their personal information, and impose certain restrictions on our disclosure of their personal information, with penalties for violations and, in some cases, private rights of action.

The compliance requirements of such laws and regulations are constantly evolving, creating complexity and potential confusion due to unclear or conflicting interpretations. Further, legislative activity and regulatory focus on data privacy and security, including in relation to cybersecurity incidents, have significantly increased in the United States and globally. Some such requirements restrict our ability to process personal information across our business and across country borders.

New laws or changes to existing regulations may require us to incur significant costs and change our operations, potentially hindering our ability to grow our business by leveraging our data assets. In addition, any failure or perceived failure to comply with privacy and security laws and regulations could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions, and significant costs for defense or liabilities, along with negative publicity and an erosion of trust. Such event could materially harm our business, results of operations, and financial condition.

Risks Related to Our Indebtedness
We maintain a significant amount of indebtedness, which could adversely affect our financial condition, results of operations or cash flows, and may limit our operational and financing flexibility and negatively impact our business.

As of September 30, 2024, we had $92,551 in principal amount of indebtedness outstanding under our secured credit facilities, and an additional availability of $86,606 is available under our working capital and revolving lines of credit. Our loan agreements, as well as other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs, which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants, and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. We expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur. We have used proceeds from land sales to repay variable rate debt in the past and expect to use future proceeds from land sales to repay variable rate debt. Land available for sale in the future to raise additional funds includes productive land, the disposition of which may negatively affect our citrus business revenue stream. In addition, there are factors beyond our control that could negatively affect our citrus business revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.
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

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In evaluating these options, we may need to consider strategic shifts to enhance our financial stability and cash flow. If we are required to take any actions referred to above, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure investors that we would be able to take any of these actions on terms acceptable to us, or at all, or that these actions would enable us to continue to satisfy our capital requirements, or that these actions would be permitted under the terms of our various debt agreements.
Some of our debt is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in the interest rates.
Our credit facility currently bears interest at variable rates, which will generally change as interest rates change. Currently, we are experiencing, and are expecting to continue to experience, increases in interest on our variable rate term loans. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our credit facility and term loans, any of which could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to our Common Stock

The market price of our common stock may be volatile or decline, and you may not be able to resell your shares at or above the price you initially paid for our common stock.

The trading price of our common stock could be volatile, and you could lose all or part of your investment. The following factors, in addition to other factors described in this “Risk Factors” section and included elsewhere in this document may have a significant impact on the market price of our common stock:

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
•additional sales of our common stock by us, our directors, executive officers, or principal stockholders;
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF 2.0 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to the following:

•risk assessments, monitoring, vulnerability assessments, drills and phishing tests, designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers and security vendors, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including to identify and apply appropriate security protocols and tools;

•cybersecurity awareness training of our employees, and close cooperation with government and industry partners;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process for service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – System security risks, data protection breaches, cybersecurity incidents and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Officer ("CIO"), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CIO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants and vendors. Our management team’s experience includes 30+ years network and cyber security experience and our CIO is a member of the Homeland Security InfraGard program.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
As of September 30, 2024, we owned approximately 53,371 acres of land located in eight counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	DeSoto	Glades	Charlotte	Hardee	Highlands
Alico Citrus:
Citrus Groves	48,229	8,497	6,746	7,057	21,593	—	2,530	583	1,223
Citrus Nursery	22	—	—	—	22	—	—	—	—
Total Citrus Groves	48,251	8,497	6,746	7,057	21,615	—	2,530	583	1,223
Land Management and Other Operations	4,594	1,319	—	3,275	—	—	—	—	—
Mining	526	—	—	—	—	526	—	—	—
Total	53,371	9,816	6,746	10,332	21,615	526	2,530	583	1,223
Approximately 36,800 acres of the properties listed are encumbered by credit agreements totaling $220,000, of which there was $92,551 outstanding at September 30, 2024. For a more detailed description of the credit agreements and collateral please see Note 7. Long-Term Debt and Lines of Credit to the Consolidated Financial Statements included in this Annual Report.
Although we have mineral rights on substantially all our owned acres, with additional mineral rights on other leased acres, we currently collect commercial mining royalties on 526 acres within Land Management and Other and agricultural mining royalties on approximately 158 acres within our Citrus operations. We do not collect mining royalties on any non-owned lands. These royalties do not represent a significant portion of operating revenues or gross profits.
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
Holders
On November 26, 2024, our stock transfer records indicated there were 376 holders of record of our common stock. A greater number of holders of our common stock are “street name,” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividend Policy
The declaration and amount of any actual cash dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions.

•The Board of Directors approved a dividend of $0.05 per common share for our fourth quarter fiscal year 2024 in September 2024.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Part I, Item 1, “Business”, Item 1A, “Risk Factors” and the accompanying Consolidated Financial Statements and related Notes thereto included in this Annual Report commencing on page 47. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including, but not limited to, those included in Part I, Item 1A, “Risk Factors” and other portions of this Annual Report. In the following discussion and analysis, dollars are in thousands, except, per share and per acre amounts.
Business Overview
Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) generates operating revenues primarily from the sale of our citrus products, providing management services to citrus groves owned by third parties, and grazing and hunting leasing. We operate as two business segments, and all of our operating revenues are generated in the United States. For the years ended September 30, 2024 and 2023 we generated operating revenues of $46,643 and $39,846, respectively, a loss from operations of $67,454 and $4,197, respectively, and net income attributable to common stockholders of $6,973 and $1,835, respectively. Net cash used in operating activities was $30,497 and $6,254, respectively, for the years ended September 30, 2024 and 2023, respectively. See Part I, Item 1, Business, included in this Annual Report for a discussion of our year highlights and our evolving business strategy.
Business Segments
Operating segments are defined in the criteria established under FASB ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by our CODM in deciding how to assess performance and allocate resources. Our CODM assesses performance and allocates resources based on its reportable segments.
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
For the year ended September 30, 2024, the Alico Citrus segment generated 96.6% of our consolidated revenues and the Land Management and Other Operations segment generated 3.4% of our consolidated revenues. For the year ended September 30, 2023, the Alico Citrus segment generated 95.7% of our consolidated revenues and the Land Management and Other Operations segment generated 4.3% of our consolidated revenues.
Consolidated Results of Operations
The following discussion provides an analysis of our results of operations for the year ended September 30, 2024, as compared to the year ended September 30, 2023.

(in thousands)	September 30,		Change
	2024	2023	$	%
Operating revenues:
Alico Citrus	$45,059	$38,145	$6,914	18.1%
Land Management and Other Operations	1,584	1,701	(117)	(6.9)%
Total operating revenues	46,643	39,846	6,797	17.1%
Gross profit (loss):
Alico Citrus	(57,569)	5,186	(62,755)	NM
Land Management and Other Operations	1,186	1,260	(74)	(5.9)%
Total gross (loss) profit	(56,383)	6,446	(62,829)	NM
General and administrative expenses	11,071	10,643	428	4.0%
Loss from operations	(67,454)	(4,197)	(63,257)	NM
Total other income, net	78,406	6,656	71,750	NM
Income before income taxes	10,952	2,459	8,493	345.4%
Income tax provision	4,597	801	3,796	473.9%
Net income	6,355	1,658	4,697	283.3%
Net loss attributable to noncontrolling interests	618	177	441	249.2%
Net income attributable to Alico, Inc. common stockholders	$6,973	$1,835	$5,138	280.0%
NM - Not Meaningful

The following table presents our operating revenues, by segment, as a percentage of total operating revenues for the years ended September 30, 2024 and 2023:

	September 30,
	2024	2023
Operating revenues:
Alico Citrus	96.6%	95.7%
Land Management and Other Operations	3.4%	4.3%
Total operating revenues	100.0%	100.0%

The following discussion provides an analysis of our reportable segments:
Alico Citrus

(in thousands, except per box and per pound solids data)

	September 30,		Change
	2024	2023	Unit	%
Operating Revenues:
Early and Mid-Season	$14,534	$11,954	$2,580	21.6%
Valencias	26,925	23,906	3,019	12.6%
Fresh Fruit and other	774	1,051	(277)	(26.4)%
Grove Management Services	2,826	1,234	1,592	129.0%
Total	$45,059	$38,145	$6,914	18.1%
Boxes Harvested:
Early and Mid-Season	1,194	979	215	22.0%
Valencias	1,855	1,669	186	11.1%
Total Processed	3,049	2,648	401	15.1%
Fresh Fruit	35	41	(6)	(14.6)%
Total	3,084	2,689	395	14.7%
Pound Solids Produced:
Early and Mid-Season	5,364	4,586	778	17.0%
Valencias	9,365	8,702	663	7.6%
Total	14,729	13,288	1,441	10.8%
Pound Solids per Box:
Early and Mid-Season	4.49	4.68	(0.19)	(4.0)%
Valencias	5.05	5.21	(0.16)	(3.1)%
Price per Pound Solids:
Early and Mid-Season	$2.71	$2.61	$0.10	3.8%
Valencias	$2.88	$2.75	$0.13	4.7%
Price per Box:
Fresh Fruit	$15.89	$14.02	$1.87	13.3%
Operating Expenses:
Cost of Sales	$89,420	$50,961	$38,459	75.5%
Harvesting and Hauling	11,843	10,573	1,270	12.0%
Fresh Fruit and other	(229)	(29,326)	29,097	(99.2)%
Grove Management Services	1,593	751	842	112.1%
Total	$102,627	$32,959	$69,668	211.4%

Components of Results of Operations for Alico Citrus Segment

Our citrus groves produce the majority of our annual operating revenues and the citrus grove business is seasonal because it is tied to the growing and harvest season. Historically, the second and third quarters of our year produce the majority of the annual revenues and working capital requirements are typically greater in the first and fourth quarters of our year, coinciding with the growing cycles. However, due to the timing of the harvest for the year ended September 30, 2024, more of the citrus crop was harvested in the first and second quarters of that fiscal year.

We sell our Early and Mid-Season and Valencia oranges to orange juice processors. The processors generally buy the citrus crop on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Our Fresh Fruit revenue is derived from sales to packing houses that purchase the citrus on a per box basis. We also provide citrus grove caretaking and harvest and haul management services to third parties from which revenues recorded as Grove management Services are generated, including a management fee. Other revenues principally consist of the purchase and reselling of fruit.

Operating expenses for our Alico Citrus segment consist primarily of Cost of Sales, Harvesting and Hauling costs and Grove Management Services costs. Cost of sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling costs represent the costs of bringing citrus product to processors and vary, based upon the number of boxes produced. Grove management services include those costs associated with citrus grove caretaking and harvest and haul management services provided to third parties. Other expenses include the period costs of third-party grove caretaking and the purchase and reselling third-party fruit.

Comparison of the year ended September 30, 2024 and 2023 for the Alico Citrus Segment
The increase in revenue for the year ended September 30, 2024, as compared to the year ended September 30, 2023, was primarily due to a 10.8% increase in pound solids produced as the trees continue to recover from the effects of Hurricane Ian and an increase in the blended price per pound solids of 4.2% for the Early and Mid-season and Valencia crops as a result of more favorable pricing in one of our contracts with Tropicana.
The aggregate decrease in pound solids per box of 3.6% during the year ended September 30, 2024, as compared to the year ended September 30, 2023, was mainly due to the internal quality of the fruit not being as strong as it had been in the previous year. This decrease in pound solids per box was also due in part to a further acceleration of the harvesting of the Early and Mid-Season and Valencia crops to maximize the box production and avoid additional fruit drop.
We recognized an increase in Grove Management Services revenues for the year ended September 30, 2024, as compared to the year ended September 30, 2023 of $1,592, which was due to the signing of the Grove Management Agreement in the current year (see “Recent Developments” in Item 1. Business for further details).

We also recorded a decrease in revenue from sales of Fresh Fruit and other. This decrease, compared to the same period in the prior year, was principally due to a decrease in the amount of fruit that was resold on behalf of grove owners.

The USDA, in its October 11, 2024 Citrus Crop Forecast for the 2023-24 harvest season, indicated the overall Florida orange crop increased from approximately 15,820 boxes for the 2022-23 crop year to approximately 17,960 boxes for the 2023-24 crop year, an increase of 13.5%. We experienced an increase in total box production in the 2023-2024 harvest season crop of 14.7% compared to the 2022-23 crop year.

The increase in Operating expenses for the year ended September 30, 2024, as compared to the year ended September 30, 2023, primarily relates to the inventory adjustments recorded at September 30, 2022 on the ending inventory balance, as a result of the impact of Hurricane Ian, which effectively lowered the inventory to be expensed in the year ended September 30, 2023, $27,389 in crop insurance proceeds and $839 in property and casualty insurance reimbursements for Hurricane Ian and $1,315 in proceeds from federal relief proceeds received under the Florida Citrus Recovery Block Grant (“CRBG”) program in the year ended September 30, 2023, all of which were recognized within Operating expenses under Fresh Fruit and other. By comparison, we only recognized $299 in crop insurance proceeds during the year ended September 30, 2024. No further insurance of federal relief program proceeds are expected to be received. In addition, we recognized an inventory impairment charge of $19,549 in the fourth quarter of the year ended September 30, 2024 related to our 2024-2025 estimated harvest (see Note 3. Inventories to the Consolidated Financial Statements included in this Annual Report for further information).
Furthermore, our Harvesting and Hauling expenses increased 12.0% driven by an increase in the total number of boxes harvested in the year ended September 30, 2024, when compared to the prior year and a $842 increase in operating expenses relating to the Grove Management Agreement.

Land Management and Other Operations

The table below presents key operating measures for the years ended September 30, 2024 and 2023 for the Land Management and Other Operations segment:

(in thousands)
	September 30,		Change
	2024	2023	$	%
Revenue From:
Land and Other Leasing	$1,284	$1,327	$(43)	(3.2)%
Other	300	374	(74)	(19.8)%
Total	$1,584	$1,701	$(117)	(6.9)%
Operating Expenses:
Land and Other Leasing	$393	$436	$(43)	(9.9)%
Other	5	5	—	—%
Total	$398	$441	$(43)	(9.8)%
Components of Results of Operations for Land Management and Other Operations Segment
Land and Other Leasing include lease income from leases for grazing rights, hunting leases, farm leases, a lease to a third party of an aggregate mine, leases of oil extraction rights to third parties, and other miscellaneous income.
Land and Other Leasing operating expenses includes real estate, property taxes, and general and administrative expenses, including legal and professional fees.

Comparison of the year ended September 30, 2024 and 2023 for the Land Management and Other Operations Segment
The decrease in revenues from Land Management and Other Operations for the year ended September 30, 2024, as compared to the prior year, was primarily due to a decrease in hunting and grazing lease revenue due to the sales of portions of the Alico Ranch, which resulted in the reduction of land covered under our hunting and grazing lease contracts.
The decrease in operating expenses from Land Management and Other Operations for the year ended September 30, 2024, as compared to the prior year, was primarily due to the reduction of the ad valorem tax expense as a result of us owning fewer ranch acres due to the sale of the Alico Ranch.

The following discussion provides an analysis of our results of operation, as a whole:
General and Administrative

General and administrative expenses for the year ended September 30, 2024 was $11,071, compared to $10,643 for the year ended September 30, 2023. The increase was principally attributable to an increase in personnel costs, partially offset by lower depreciation, lower legal and professional fees due to the dismissal of the stockholder litigation in 2023 and lower insurance costs, as compared to the same period last year.
Other Income, net

Other income, net, for the years ended September 30, 2024 and 2023 was $78,406 and $6,656, respectively. The increase in other income, net was primarily due to the sale of 18,354 acres of land for approximately $86,217 which resulted in a gain of $81,416 (including 17,229 acres of the Alico Ranch to the State of Florida for approximately $77,631 in gross proceeds). During the year ended September 30, 2023 we sold approximately 2,225 acres of ranch land for $12,000 and recognized a gain of $11,432. These gains on land sales are partially offset by interest expense during the years ended September 30, 2024 and 2023.

Income Taxes
For the years ended September 30, 2024 and 2023, the provision for income taxes was $4,597 and $801, respectively, and the related effective income tax rates were 42.0% and 32.6%, respectively. The effective tax rate for the year ended September 30, 2024 is higher than the statutory tax rate principally due to an increase in the valuation allowance on our charitable deduction carryforward and state income taxes. The effective tax rate for the year ended September 30, 2023 is higher than the statutory tax rate due to the deferred rate change and return-to-provision adjustments, which were partially offset by a reduction in the valuation allowance. During the year ended September 30, 2022, a bargain sale of land to the State of Florida, at a price below market value, resulted in a charitable contribution carryover for tax purposes and generated a tax benefit of $6,300, of which $500 was utilized immediately, $8 was recognized during the year ended September 30, 2024 and nothing was recognized in 2023. We do not anticipate that we will be able to recognize any of the charitable deduction carryover before it expires in 2027. As of September 30, 2024 and 2023, the valuation allowance was $5,757 and $4,170, respectively, resulting in a provision (benefit) of $1,588 and $(139), respectively.
Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2024	2023	Change
Cash and cash equivalents	$3,150	$1,062	$2,088
Total current assets	$40,627	$58,805	$(18,178)
Total current liabilities	$10,651	$15,065	$(4,414)
Working capital	$29,976	$43,740	$(13,764)
Total assets	$398,719	$428,353	$(29,634)
Principal amount of term loans and lines of credit	$92,551	$129,319	$(36,768)
Current ratio	3.81 to 1	3.90 to 1
Debt to total assets ratio	0.23 to 1	0.30 to 1
Debt to equity ratio	0.37 to 1	0.53 to 1
Sources and Uses of Liquidity and Capital

Our business has historically generated positive net cash flows from operating activities. In light of recent hurricanes, costs of maintaining the citrus groves and harvesting and hauling of citrus products continue to increase, and we continue to evaluate the short and long-term use of our land. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under our credit facilities and access to capital markets. Access to additional borrowings under revolving lines of credit is subject to the satisfaction of customary borrowing conditions. As a public company, we may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating; (ii) liquidity of the overall capital markets; and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms, or at all.
The principal uses of cash that affect our liquidity position include the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions.
Management believes that a combination of cash-on-hand, cash generated from operations, asset sales and availability under our line of credit will provide sufficient liquidity to service the principal and interest payments on our indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term.

Borrowing Facilities and Long-term Debt
We have a $95,000 revolving line of credit ("RLOC"), of which $86,606 is available for general corporate purposes as of September 30, 2024 (see Note 7. Long-Term Debt and Lines of Credit to the Consolidated Financial Statements included in this Annual Report for further information). The RLOC was amended on September 17, 2024, and the primary terms of the amendment were an extension of the maturity date to May 1, 2034, an increase in the amount available under the RLOC from $25,000 to $95,000 and securing the RLOC by real property, consisting of approximately 36,800 gross acres of citrus land. We also repaid current borrowings under the $70,000 working capital line of credit ("WCLC") with Rabo Agrifinance, Inc., (“Rabo”) and there were no available borrowings under this facility at September 30, 2024, which was cancelled in October 2024.
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

Our credit facilities are subject to various debt covenants, including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $174,628 applicable for the year ended September 30, 2024; (iii) minimum current ratio of 1.50 to 1.00; and (iv) debt to total assets ratio not greater than 0.625 to 1.00. As of September 30, 2024, we were in compliance with all of the financial covenants.
Consolidated Statements of Cash Flows
The following table details the items contributing to the changes in cash and cash equivalents and restricted cash for the years ended September 30, 2024 and 2023:

(in thousands)	September 30,
	2024	2023
Net cash (used in) operating activities	$(30,497)	$(6,254)
Net cash provided by (used in) investing activities	$68,178	(4,123)
Net cash (used in) provided by financing activities	$(37,975)	13,204
Net (decrease) increase in cash and cash equivalents and restricted cash	$(294)	$2,827

Net Cash (Used In) Operating Activities
The increase in net cash used in operating activities for the year ended September 30, 2024, as compared to the year ended September 30, 2023, was primarily due to $27,389 in crop insurance proceeds and $839 in property and casualty insurance reimbursements for Hurricane Ian and $1,315 in proceeds under the CRBG program in the year ended September 30, 2023, partially offset by a decrease in accounts payable at September 30, 2024 driven by timing of spending.
Net Cash Provided By (Used In) Investing Activities
The shift to net cash provided by investing activities for the year ended September 30, 2024, from net cash used in investing activities for the year ended September 30, 2023, was driven by the sale of 18,354 acres of land for approximately $86,217 for the year ended September 30, 2024 as compared to the sale of 2,225 acres of ranch land for $12,000 in the prior year period.
Net Cash (Used In) Provided By Financing Activities
The shift to net cash used in financing activities for the year ended September 30, 2024, from net cash provided by financing activities for the year ended September 30, 2023, was primarily due to the repayment of borrowings under the WCLC and the $19,094 in outstanding borrowings under the Met Life Variable-Rate Term Loan with the proceeds from the sale of the Alico Ranch, as compared to net borrowings under the under the WCLC for the year ended September 30, 2023.

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
Income Taxes
We use the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on our income tax provision and net income or loss in the period the determination is made. For the years ended September 30, 2024 and September 30, 2023, we recorded a valuation allowance of $5,757 and $4,170, respectively. We recognize interest and/or penalties related to income tax matters in income tax expense.
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
Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the asset or asset group might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, we assign its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset groups not recoverable are reduced to their fair values. Our cash flow estimates are based on historical results adjusted to reflect our best estimates of future market conditions and operating conditions. As of September 30, 2024 and 2023, long-lived assets were comprised of property and equipment.
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
As of September 30, 2024 and 2023, we did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
Impact of Accounting Pronouncements
See Item 8. “Financial Statements and Supplementary Data” – Note 1. Description of Business and Basis of Presentation to our Consolidated Financial Statements included in this Annual Report for additional information about the impact of accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Alico, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Alico, Inc. (a Florida corporation) (and subsidiaries (the “Company”) as of September 30, 2024, the related consolidated statements of operations, changes in equity, and cash flows for the year ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Net Realizable Value of Unharvested Fruit Crop on the Trees
As described further in note 3 to the financial statements, the Company values inventory at the lower of cost or net realizable value. At September 30, 2024, the consolidated inventory balance included unharvested fruit crop on the trees of $28,921,000. The Company assesses the carrying value of unharvested fruit crop on the trees, including the determination of adjustments to net realizable value, by applying judgment in developing estimates for the expected future crop yield. We identified management’s estimate of the net realizable value of unharvested fruit crop on the trees as a critical audit matter.

The principal considerations for our determination that net realizable value of unharvested fruit crop on the trees is a critical audit matter are the significant judgments utilized by management in developing the accounting estimate. Auditing management’s estimates and assumptions required a high degree of auditor judgment and increased audit effort due to the impact these assumptions have on the net realizable value of unharvested fruit crop on the trees.

Our audit procedures related to the net realizable value of unharvested fruit crop on the trees included the following, among others:

•We obtained an understanding and evaluated the design and implementation of management’s controls related to the evaluation of the net realizable value of unharvested fruit crop on the trees, including the evaluation of the expected future crop yield.
•We tested the accumulated production costs of the unharvested fruit crop on the trees that were subject to net realizable value adjustments.
•We recalculated the mathematical accuracy of the net realizable value of unharvested fruit crop on the trees.

•We performed a retrospective review of management’s prior year expected future crop yield to actual results in the current year.
•We performed site observations and obtained industry data to evaluate the reasonableness of management's estimates of future crop yield.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Tampa, Florida
December 2, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alico, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Alico, Inc. (the Company) as of September 30, 2023, the related consolidated statements of operations, changes in equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2007 to 2023.

Orlando, Florida
December 6, 2023

ALICO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,150	$1,062
Accounts receivable, net	771	712
Inventories	30,084	52,481
Income tax receivable	1,958	1,200
Assets held for sale	3,106	1,632
Prepaid expenses and other current assets	1,558	1,718
Total current assets	40,627	58,805
Restricted cash	248	2,630
Property and equipment, net	352,733	361,849
Goodwill	2,246	2,246
Other non-current assets	2,865	2,823
Total assets	$398,719	$428,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,362	$6,311
Accrued liabilities	5,366	5,363
Current portion of long-term debt	1,410	2,566
Other current liabilities	513	825
Total current liabilities	10,651	15,065
Long-term debt, net	82,313	101,410
Lines of credit	8,394	24,722
Deferred income tax liabilities, net	40,873	36,410
Other liabilities	193	369
Total liabilities	142,424	177,976
Commitments and Contingencies (Note 14)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,628,639 and 7,610,551 shares outstanding at September 30, 2024 and September 30, 2023, respectively	8,416	8,416
Additional paid in capital	20,184	20,045
Treasury stock, at cost, 787,506 and 806,341 shares held at September 30, 2024 and September 30, 2023, respectively	(26,694)	(27,274)
Retained earnings	249,253	243,804
Total Alico stockholders’ equity	251,159	244,991
Noncontrolling interest	5,136	5,386
Total stockholders’ equity	256,295	250,377
Total liabilities and stockholders’ equity	$398,719	$428,353
See accompanying notes to the consolidated financial statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended September 30,
	2024	2023
Operating revenues:
Alico Citrus	$45,059	$38,145
Land Management and Other Operations	1,584	1,701
Total operating revenues	46,643	39,846
Operating expenses:
Alico Citrus	102,628	32,959
Land Management and Other Operations	398	441
Total operating expenses	103,026	33,400
Gross (loss) profit	(56,383)	6,446
General and administrative expenses	11,071	10,643
Loss from operations	(67,454)	(4,197)
Other income (expense), net:
Interest income	385	58
Interest expense	(3,538)	(4,911)
Gain on sale of property & equipment	81,559	11,509
Total other income, net	78,406	6,656
Income before income taxes	10,952	2,459
Income tax provision	4,597	801
Net income	6,355	1,658
Net loss attributable to noncontrolling interests	618	177
Net income attributable to Alico, Inc. common stockholders	$6,973	$1,835
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$0.91	$0.24
Diluted	$0.91	$0.24
Weighted-average number of common shares outstanding:
Basic	7,622	7,602
Diluted	7,622	7,602

Cash dividends declared per common share	$0.20	$0.20
See accompanying notes to the consolidated financial statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2022	8,416	$8,416	$19,784	829	$(27,948)	$243,490	$243,742	$5,123	$248,865
Net income (loss)	—	—	—	—	—	1,835	1,835	(177)	1,658
Dividends	—	—	—	—	—	(1,521)	(1,521)	—	(1,521)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	—	440	440
Stock-based compensation	—	—	261	(23)	674	—	935	—	935
Balance at September 30, 2023	8,416	$8,416	$20,045	806	$(27,274)	$243,804	$244,991	$5,386	$250,377
Net income (loss)	—	—	—	—	—	6,973	6,973	(618)	6,355
Dividends	—	—	—	—	—	(1,524)	(1,524)	—	(1,524)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	—	368	368
Stock-based compensation	—	—	139	(18)	580	—	719	—	719
Balance at September 30, 2024	8,416	$8,416	$20,184	788	$(26,694)	$249,253	$251,159	$5,136	$256,295

See accompanying notes to the consolidated financial statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2024	2023
Net cash (used in) provided by operating activities:
Net income	$6,355	$1,658
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	15,010	15,487
Debt issue costs expense	209	141
Deferred income tax provision (benefit)	4,463	821
Gain on sale of property and equipment	(81,559)	(11,509)
Inventory net realizable value adjustment	48,099	1,616
Loss on disposal of property and equipment	6,990	9,624
Stock-based compensation expense	719	935
Other, net	59	(2)
Changes in operating assets and liabilities:
Accounts receivable	(59)	(388)
Inventories	(26,258)	(26,415)
Prepaid expenses	160	(294)
Income tax receivable	(758)	(84)
Other assets	(142)	235
Accounts payable and accrued liabilities	(3,369)	2,420
Other liabilities	(416)	(499)
Net cash used in operating activities	(30,497)	(6,254)

Cash flows from investing activities:
Purchases of property and equipment	(17,871)	(16,656)
Acquisition of citrus groves	—	(77)
Proceeds from sale of property and equipment	86,444	11,359
Proceeds from property and casualty insurance	—	839
Other, net	(395)	412
Net cash provided by (used in) investing activities	68,178	(4,123)

Cash flows from financing activities:
Repayments on revolving lines of credit	(53,262)	(59,458)
Borrowings on revolving lines of credit	36,934	79,252
Principal payments on term loans	(20,491)	(2,098)
Capital contribution received from noncontrolling interest	368	441
Dividends paid	(1,524)	(4,933)
Net cash (used in) provided by financing activities	(37,975)	13,204

Net (decrease) increase in cash and cash equivalents and restricted cash	(294)	2,827
Cash and cash equivalents and restricted cash at beginning of the period	3,692	865

Cash and cash equivalents and restricted cash at end of the period	$3,398	$3,692

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$3,848	$4,433
Cash paid for income taxes, net of refunds	$890	$—

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$381	$381
See accompanying notes to the consolidated financial statements.

ALICO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and per acre amounts)
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 53,371 acres of land and approximately 48,700 acres of oil, gas and mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments (Alico Citrus and Land Management and Other Operations).
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
Segments
Operating segments are defined in the criteria established under the Financial Accounting Standards Board – Accounting Standards Codification (“FASB ASC”) Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by John E. Kiernan, the Company’s President and Chief Executive Officer and chief operating decision maker (“CODM”), in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two reportable segments: (i) Alico Citrus and (ii) Land Management and Other Operations.
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
Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $1,261 and $361 for the years ended September 30, 2024 and 2023, respectively, of which a net loss of $643 and $184 were attributable to the Company for the years ended September 30, 2024 and 2023, respectively. The net loss for the year ended September 30, 2024 was primarily due to lower revenue as Citree's trees continue to recover from the impact of Hurricane Ian. The net loss for the year ended September 30, 2023 was primarily due to lower revenue as a result of the fruit drop from Hurricane Ian.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments to introduce a new model for recognizing credit losses on financial instruments based on estimated current expected credit losses (" CECL"). Under the new standard, an entity is required to estimate CECL on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The guidance is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. The Company adopted ASC 326 on October 1, 2023, and it did not have a material impact on the Company’s consolidated statements of operations, balance sheets, or cash flows in its Consolidated Financial Statements upon adoption.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 will become effective for us on October 1, 2024. The Company is currently evaluating this guidance. The adoption will modify disclosures but will not have an impact on the Company's consolidated statements of operations, balance sheets, or cash flows in its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which amends Topic 740 primarily through enhanced disclosures about an entity’s tax risks and tax planning. The amendments are effective for public business entities in annual periods beginning after December 15, 2024, with early adoption permitted on a prospective or retrospective basis. ASU 2023-09 will become effective for us on October 1, 2025. The Company is currently evaluating the impact of the adoption of this accounting pronouncement on its tax disclosures but it will not impact the Company's consolidated statements of operations, balance sheets or cash flows in its Consolidated Financial Statements.

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
Reclassifications

Certain prior year amounts have been reclassified in the accompanying notes to the Financial Statements for consistent presentation to the current period. These reclassifications had no impact on the Company's consolidated statements of operations, balance sheets, cash flows or working capital as previously reported.

Seasonality
The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. Historically, the second and third quarters of Alico’s year produce most of the Company’s annual revenue. However, due to the timing of the harvest for the year ended September 30, 2024, more of the citrus crop was harvested in the first and second quarters of this fiscal year. Working capital requirements are typically greater in the first and fourth quarters of the year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year ended September 30.
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

(in thousands)	September 30,
	2024	2023
Revenue recognized at a point-in-time	$42,233	$36,911
Revenue recognized over time	4,410	2,935
Total	$46,643	$39,846

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of September 30, 2024, and September 30, 2023, the Company had total receivables relating to sales of citrus of $444 and $394, respectively, recorded in Accounts Receivable, net, in the Consolidated Balance Sheets.
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
On October 30, 2023, the Company entered into the Grove Management Agreement with an unaffiliated group of third parties to provide citrus grove caretaking services for approximately 3,300 acres owned by such third parties. Under the terms of the Agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these services and receives a management fee based on acres covered under this agreement. The Agreement may be terminated with written notice provided at least 60 days prior to the commencement of the next fiscal year, occurring subsequent to September 30, 2024 and with shorter notice under certain conditions. On September 20, 2024, the Grove Management Agreement was extended until December 31, 2024.

Disaggregated Revenue
Revenues disaggregated by significant products and services for the years ended September 30, 2024 and 2023 are as follows:

(in thousands)	Years Ended September 30,
	2024	2023
Alico Citrus
Early and Mid-Season	$14,534	$11,954
Valencias	26,925	23,906
Fresh Fruit and Other	774	1,051
Grove Management Services	2,826	1,234
Total	$45,059	$38,145

Land Management and Other Operations
Land and Other Leasing	$1,284	$1,327
Other	300	374
Total	$1,584	$1,701

Total Revenues	$46,643	$39,846
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
The carrying amounts and estimated fair values (Level 2) of debt instruments (see Note 7. Long-Term Debt and Lines of Credit for further information) are as follows:

(in thousands)	September 30, 2024		September 30, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Current long-term debt	$1,410	$1,420	$2,566	$2,325
Long-term debt and lines of credit	$91,141	$86,987	$126,753	$115,851
As of September 30, 2024 and 2023, the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
Cash and Cash Equivalents
The Company considers cash in banks and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. At various times throughout the year ended September 30, and as of September 30, 2024, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Restricted Cash

Restricted cash of $248 at September 30, 2024 represents Cash-Secured Irrevocable Standby Letters of Credit to secure certain contractual obligations. Restricted cash of $2,630 at September 30, 2023 is comprised of cash received from the sale of certain assets in which the use of funds is restricted. For certain sales transactions, the Company sells property which serves as collateral for specific debt obligations and/or for which the Company intends to complete a (“1031 Exchange”) under section 1031 of the Internal Revenue Code. A 1031 Exchange allows a taxpayer to defer all or a portion of income taxes on the sale of real property provided it can identify replacement real property within 45 days and close on the purchase of the replacement real property within 180 days after the closing of the initial sale. If an acceptable transaction is not consummated within this time period, the Company will need to pay income taxes on the gain from the sales transaction.

(in thousands)	September 30,
	2024	2023
Cash and cash equivalents	$3,150	$1,062
Restricted cash	248	2,630
Cash and cash equivalents and restricted cash	$3,398	$3,692

Accounts receivable, net

Accounts receivable from customers are generated from revenues based on the sale of citrus, grove management, leasing and other transactions. The Company grants credit in the course of its operations to third party customers. Accounts receivable is presented in accordance with the CECL impairment model as required under ASC 326. The Company estimates a reserve for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. The Company has determined that the reserve for expected credit losses at September 30, 2024 and 2023 was $(73) and $(14), respectively, and write-offs for the years ended September 30, 2024 and 2023 were not material.

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides an allowance for credit losses for amounts which are not probable of collection. The estimate, evaluated quarterly by the Company, is based on historical collection experience, current macroeconomic climate and market conditions and a review of the current status of each customer’s account. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to its estimate of the recoverability of the receivables. Such changes in estimates are recorded in the period in which these changes become known. The credit loss is included in general and administrative expenses in the Consolidated Statements of Operations.
The following table presents accounts receivable, net, as of September 30, 2024 and 2023:

(in thousands)	September 30,
	2024	2023
Accounts receivable	$844	$726
Allowance for credit losses	(73)	(14)
Accounts receivable, net	$771	$712
Concentrations
Accounts receivable from the Company’s major customer as of September 30, 2024 and 2023, and revenue from such customer for the years ended September 30, 2024 and 2023, which is included in the Alico Citrus segment, are as follows:

(in thousands)	Accounts Receivable		Revenue		% of Total Revenue
	2024	2023	2024	2023	2024	2023
Tropicana	$—	$—	$40,466	$32,403	86.8%	81.3%

The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.
The overall increase in Tropicana revenue, as a percentage of sales, was primarily due to an increase in pound solids produced during the year ended September 30, 2024, as we began to recover from Hurricane Ian which negatively impacted our harvest during the year September 30, 2023.

Accounting for government grants
The Company recognizes government grants when there is reasonable assurance that: (1) the grant will be received and (2) all conditions will be met. For income-based grants, the Company recognizes the income on a systemic basis over the periods in which it recognizes as expense the related costs for which the grant was intended to compensate.
In the year ended September 30, 2024, the Company received $2,962 of grant money from the Citrus Research and Field Trial Foundation’s (“CRAFT”) program to assist citrus growers in the State of Florida using Oxytetracycline (“OTC”) and other approved therapies to combat the effect of “greening” of their citrus trees. These funds (including $35 received in October 2024) were recognized as a component of Inventories ($1,192 at September 30, 2024) in the Company’s Consolidated Balance Sheet and as a reduction of Operating expenses ($1,805 during the year ended September 30, 2024) in its Consolidated Statement of Operations as the fruit was sold, in order to align it to the period over which the expense related to the OTC treatments is recognized. These grant monies were received in exchange for providing certain historical data to the CRAFT Foundation about the Company’s citrus groves. The $1,805 of CRAFT funds received in January of 2024 covered substantially all of the costs of the OTC application for 2023-2024 harvest, $1,192 of CRAFT funds recognized in Inventories on the balance of the year ended September 30, 2024 covers approximately 35% of the cost of OTC treatment for the 2024-2025 harvest season. The Company may continue, but is not obligated, to participate in future CRAFT programs on the effects of the use of OTC on its Citrus Trees.
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
Depreciation is provided on a straight-line basis over the estimated useful lives of the depreciable assets, with the exception of leasehold improvements and assets acquired through finance leases, which are depreciated over their estimated useful lives if the lease transfers ownership or contains a bargain purchase option.

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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico’s cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. For the years ended September 30, 2024 and 2023, the Company did not recognize any impairment of long-lived assets. As of September 30, 2024 and 2023, long-lived assets were comprised of property and equipment.
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
The carrying value of goodwill is tested for impairment annually as of September 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company does not utilize a qualitative assessment approach, then the quantitative goodwill impairment test is utilized to identify potential impairments. The Company identifies any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company typically determines the fair value of its reporting units using a market approach. If a potential impairment is identified, the Company will determine the amount of goodwill impairment by comparing the fair value of a reporting unit with its carrying amount. As of September 30, 2024 and 2023, no impairment was required.
Other Non-Current Assets
Other non-current assets primarily include intangible assets relating to mineral rights, water permits, right-of-use assets relating to lease obligations, investments owned in agricultural cooperatives, cash surrender value on life insurance, and deposits on the purchase of citrus trees. Investments in stock related to agricultural cooperatives are carried at cost.
Income Taxes
The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. See Note 8. Income Taxes for detail of valuation allowances recognized during the year ended September 30, 2024 and 2023. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
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
The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for the years ended September 30, 2024 and 2023:

(in thousands)	Years Ended September 30,
	2024	2023
Weighted Average Common Shares Outstanding – Basic	7,622	7,602
Effect of dilutive securities – stock options and unrestricted stock	—	—
Weighted Average Common Shares Outstanding – Diluted	7,622	7,602
Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share.
Stock-Based Compensation
Stock-based compensation is measured based on the fair value of the equity award at the grant date and is expensed on a straight-line basis over the vesting period. Upon the vesting of restricted stock, the Company issues common stock from common shares held in treasury. The Company recognizes the impact of forfeitures as they occur. See Note 9. Stock-based Compensation for a discussion of the Company’s stock-based compensation plans.
Note 3. Inventories
Inventories consist of the following at September 30, 2024 and 2023:

(in thousands)	September 30,
	2024	2023
Unharvested fruit crop on the trees	$28,921	$50,699
Other	1,163	1,782
Total inventories	$30,084	$52,481
The Company records its inventory at the lower of cost or net realizable value.

During the years ended September 30, 2024 and 2023 the Company recorded $48,099 and $1,616, respectively, for adjustments to reduce inventory to net realizable value, within Operating expenses, which includes $19,549 recognized at September 30, 2024. The incremental inventory adjustment is the result of expectations for a significantly lower than anticipated harvest of the Early and Mid-Season and Valencia crops for the 2024-2025 season. The remainder of the adjustment for the year ended September 30, 2024 was due to significantly lower than anticipated harvests of the Early and Mid-Season and Valencia crops, during the 2023/2024 crop seasons as a result of the continued recovery from the impacts of Hurricane Ian. The adjustment for the year ended September 30, 2023 was due to the premature drop of unharvested fruit as a result of Hurricane Ian in September 2022.

In the year ended September 30, 2024 the Company received insurance proceeds relating to Hurricane Ian of $299 for crop claims, as part of a final true-up of amounts due. In the year ended September 30, 2023, the Company received insurance proceeds relating to Hurricane Ian of $27,389 for crop claims and $839 relating to property and casualty damage claims, all of which have been recorded as a reduction in operating expenses in the Consolidated Statements of Operations.

The Company was eligible for Hurricane Irma federal relief programs for block grants that were being administered through the State of Florida in 2023. During the year ended September 30, 2023, the Company received $1,315, under the Florida Citrus Recovery Block Grant (“CRBG”) program. No further federal relief proceeds are expected related to Hurricane Irma. These federal relief proceeds are included as a reduction to operating expenses in the Consolidated Statements of Operations.

On October 9, 2024, Hurricane Milton hit Florida and the Company's citrus groves sustained hurricane or tropical storm force winds for varying durations of time. Based on observations to date, the Company sustained minimal tree damage; however, there was measurable fruit drop from trees in our northern groves, particularly in Polk and Hardee County. The Company will continue to evaluate the impact of the Hurricane on its anticipated harvest in assessing any incremental write-down to be recognized at December 31, 2024. However, an estimate of the amount of any incremental write-down to inventory cannot be made at this time.
Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of September 30, 2024 and September 30, 2023:

(in thousands)	Carrying Value
	Years Ended September 30,
	2024	2023
Ranch	$69	$1,632
Alico Citrus	$3,037	$—
Total assets held for sale	$3,106	$1,632
On April 19, 2024, the Company entered into an agreement to sell 798 acres of citrus land, which were not producing as expected, for $7,183 ($9,000 per acre). This agreement includes an option to purchase approximately 680 additional acres within ten months of the closing date of the sale, at the same price per acre. The 798 acre sale closed on June 28, 2024 (included in the September 30, 2024 land sales below).

In addition, the Company has a purchase option agreement to sell 899 acres of ranch and citrus land for $10,333 ($11,494 per acre) that expires on January 13, 2025.
During the year ended September 30, 2024, we sold approximately 18,354 acres of land for approximately $86,217 and recognized a gain of $81,416 (including 17,229 acres of the Alico Ranch to the State of Florida for approximately $77,631 in gross proceeds).
During the year ended September 30, 2023 we sold approximately 2,225 acres of ranch land for $12,000 and recognized a gain of $11,432.
The Company recorded no impairment loss during the years ended September 30, 2024 and 2023.

During the year ended September 30, 2024, the Company used a portion of the proceeds from these various asset sales to pay down debt (see Note 7. Long-Term Debt and Lines of Credit for further information) and for general corporate purposes. During the year ended September 30, 2023, these proceeds were used for general corporate purposes.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at September 30, 2024 and September 30, 2023:

(in thousands)	September 30,
	2024	2023
Citrus trees	$319,149	$328,421
Equipment and other facilities	58,293	57,779
Buildings and improvements	6,515	7,081
Total depreciable properties	383,957	393,281
Less: accumulated depreciation and depletion	(146,086)	(144,150)
Net depreciable properties	237,871	249,131
Land and land improvements	114,862	112,718
Property and equipment, net	$352,733	$361,849

For the years ended September 30, 2024 and 2023 the Company recognized a loss on the disposal of property and equipment of $6,990 and $9,624, respectively, due to tree clippings, which has been recognized within Operating expenses. These losses were principally driven by a decision not to continue to provide caretaking for certain groves which were under performing and a decision to enter a lease with a third-party to remove certain trees in exchange for allowing them to utilize a portion of the grove for other agricultural development during the years ended September 30, 2024 and 2023, respectively. For the years ended September 30, 2024 and 2023 depreciation expense was $14,959 and $15,444, respectively and depletion expense was $51 and $43, respectively.
Note 6. Accrued Liabilities
Accrued liabilities consist of the following at September 30, 2024 and September 30, 2023:

(in thousands)	September 30,
	2024	2023
Ad valorem taxes	$1,898	$2,134
Accrued interest	554	1,102
Accrued employee wages and benefits	1,727	1,007
Accrued dividends	381	381
Accrued insurance	124	345
Professional fees	275	307
Other accrued liabilities	407	87
Total accrued liabilities	$5,366	$5,363

Note 7. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt at September 30, 2024 and September 30, 2023:

(in thousands)	September 30, 2024	September 30, 2023
Long-term debt, net of current portion:
Met fixed-rate term loans	$70,000	$70,000
Met variable-rate term loans	—	19,094
Met Citree term loan	3,700	3,888
Pru loans A & B	10,457	11,615
Deferred financing fees	(434)	(621)
	83,723	103,976
Less current portion of long-term debt	1,410	2,566
Long-term debt, net	$82,313	$101,410

The following table summarizes amounts outstanding under lines of credit and related deferred financing costs, net of accumulated amortization at September 30, 2024 and September 30, 2023:

(in thousands)	September 30, 2024	September 30, 2023
Lines of Credit:
RLOC	$8,394	$—
WCLC	—	24,722
Deferred financing fees (1)	(671)	(95)
Lines of Credit, net	$7,723	$24,627
1- Represents deferred financing fees on the RLOC, included within Other non-current assets in the consolidated balance sheets.
Future maturities of long-term debt and lines of credit as of September 30, 2024 are as follows:

(in thousands)	September 30, 2024
Due within one year	$1,410
Due between one and two years	1,410
Due between two and three years	1,410
Due between three and four years	1,410
Due between four and five years	1,137
Due beyond five years	85,774
Total future maturities	$92,551
Interest costs expensed and capitalized were as follows:

(in thousands)	Years Ended September 30,
	2024	2023
Interest expense	$3,538	$4,911
Interest capitalized	1,260	1,439
Total	$4,798	$6,350

Debt

The Company’s credit facilities originally consisted of fixed interest rate term loans originally in the amount of $125,000 (“Met Fixed-Rate Term Loans”), variable interest rate term loans originally in the amount of $57,500 (“Met Variable-Rate Term Loans”), a $25,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company ( “Met”) and a $70,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).

On September 17, 2024, the Company amended the credit agreement with Met (the "Amended Credit Agreement") and the term loans and RLOC (the "Amended RLOC"). The primary terms of the amendments include an increase in the capacity of the Amended RLOC to $95,000 and an extension of its maturity to May 1, 2034. In connection with entrance into the Amended Credit Agreement, the Company also repaid current borrowings under the WCLC with Rabo and there were no available borrowings under this facility at September 30, 2024, which was cancelled in October 2024. As a result of the Amended Credit Agreement, the credit facilities now include the Met Fixed-Rate Term Loans and the Amended RLOC.

The term loans and RLOC are secured by real property. The security for the term loans and RLOC as of the most recent amendment, consists of approximately 36,800 gross acres of citrus groves.
The Met Fixed-Rate Term Loans are interest-only, with a balloon payment to be paid at maturity on November 1, 2029. The interest rate on these Met Fixed-Rate Term Loans, is 3.85%.
The Met Variable-Rate Term Loans were subject to quarterly principal payments of $406 and bore an interest rate equal to One Month Term Secured Overnight Financing Rate ("SOFR") plus 175 basis points (the “SOFR spread”). The SOFR spread was subject to adjustment by Met every 2 years beginning May 1, 2023, until maturity. Interest on the term loans was payable quarterly. The interest rates on the Met Variable-Rate Term Loans were 7.52% per annum as of September 30, 2023. Effective February 17, 2023, the Company agreed to defer the next three quarterly principal payments which were previously due May 2023, August 2023 and November 2023 to the maturity date of the loan on November 1, 2029. On December 26, 2023, the Company repaid the outstanding balance of $19,094, plus accrued interest, and no further borrowings are possible on these loans.
With respect to the RLOC, for the year ended September 30, 2023, the interest rate was SOFR plus 175 basis points. The SOFR spread was subject to adjustment by lender every 2 years beginning May 1, 2023, until maturity on November 1, 2029 and was subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit, which was available for funding general corporate purposes.

The Amended RLOC bears interest rate at SOFR plus 220 basis points (the "Amended SOFR Spread), with a SOFR floor of 5.00% and a minimum balance of $2,500. The SOFR spread and SOFR floor are subject to adjustment by lender every 2 years beginning January 1, 2026 and every two years thereafter until maturity. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. At September 30, 2024 and 2023, $86,606 and $25,000, was available under the RLOC, respectively, and $— and $45,030 was available under the WCLC, respectively.

The variable interest rate on the Amended RLOC and the RLOC, respectively, was 7.30% per annum and 7.52% per annum as of September 30, 2024 and September 30, 2023, respectively.
The WCLC was a revolving credit facility which is available for funding working capital and general corporate requirements. As of September 30, 2024 no borrowings were available borrowings under the WCLC and the agreement and was terminated in October 2024, once the accrued interest was paid. The WCLC agreement was amended on October 27, 2022 and the primary terms of the amendment were an extension of the maturity to November 1, 2025, and the conversion of the interest rate from LIBOR plus a spread to SOFR plus a spread. This spread was adjusted quarterly, based on the Company’s debt service coverage ratio for the preceding quarter and can vary from 175 to 250 basis points. The variable interest rate was 4.31% per annum as of September 30, 2023. The WCLC provided for Rabo to issue up to $2,000 in letters of credit on the Company’s behalf, of which $248 were issued as of September 30, 2023. The WCLC was collateralized by the Company’s current assets and certain other personal property owned by the Company.
These credit facilities noted above are subject to various covenants, including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $174,628 applicable for the year ended September 30, 2024; (iii) minimum current ratio of 1.50 to 1.00; (iv) debt to total assets ratio not greater than .625 to 1.00; and (v) solely in the case of the WCLC, a limit on capital expenditures of $30,000 per year ended September 30. As of September 30, 2024, the

Company was in compliance with all of the financial covenants. There were no changes to the covenants in the Amended Credit Agreement, except to include a 55% Loan To Value Cap (the "LTV CAP") on the value of the term loans and RLOC capacity. At September 30, 2024, the Company was able to draw the entire amount of the RLOC, less current borrowings, and remain under the LTV Cap.

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
Silver Nip Citrus Debt

There are two fixed-rate term loans, with an original combined balance of $27,550, bearing interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290 is payable quarterly, together with accrued interest. The loans are collateralized by approximately 5,700 acres of citrus groves in Collier, Hardee, Highlands and Polk Counties, Florida and mature on June 1, 2029 and June 1, 2033, respectively.
The Pru Loans A & B are subject to a financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of September 30, 2024.

Deferred Financing Costs

Costs incurred to obtain financing are deferred and amortized to "Interest expense" in the consolidated statement of operations over the related financing period using the effective interest method. The Company records debt issuance costs as a direct reduction of the carrying value of the related debt. Financing costs related to the undrawn RLOC are included in "Other non-current assets" in the consolidated balance sheets.
Note 8. Income Taxes
The Federal and State filings remain subject to examination by tax authorities for tax periods ending after September 30, 2018.
The income tax provision for the years ended September 30, 2024 and 2023 consists of the following:

(in thousands)	Years Ended September 30,
	2024	2023
Current:
Federal income tax	$99	$(18)
State income tax	34	(2)
Total current	133	(20)

Deferred:
Federal income tax	2,260	630
State income tax	616	330
Valuation allowance	1,588	(139)
Total deferred	4,464	821
Income tax provision	$4,597	$801
Income tax provision attributable to income before income taxes differed from the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes for each of the years ended September 30, 2024 and September 30, 2023, respectively, as a result of the following:

(in thousands)	Years Ended September 30,
	2024		2023
	Amount	Tax Rate	Amount	Tax Rate
Income tax at the statutory federal rate	$2,300	21.0%	$516	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	514	4.7%	265	10.8%
Permanent reconciling items, net	13	0.1%	16	0.7%
Officer life insurance	(16)	(0.1%)	11	0.4%
Non-Controlling Interest - Citree	130	1.2%	37	1.5%
Valuation allowance	1,588	14.5%	(139)	(5.7%)
Other	68	0.6%	95	3.9%
Income tax provision	$4,597	42.0%	$801	32.6%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2024, and 2023 are presented below:

(in thousands)	September 30,
	2024	2023
Deferred tax assets:
Goodwill	$8,986	$10,836
Inventories	194	1,307
Stock compensation	190	279
Accrued bonus	145	29
Intangibles	288	345
Charitable contribution carryforward	5,800	5,809
Net operating loss	4,576	3,762
Interest expense limitation	1,605	1,599
Other	115	129
Total deferred tax assets	21,899	24,095

Deferred tax liabilities:
Property and equipment	55,954	55,163
Investment in Citree	846	943
Prepaid insurance	215	229
Total deferred tax liabilities	57,015	56,335
Valuation allowance	5,757	4,170
Net deferred income tax liabilities	$(40,873)	$(36,410)
The Company has a federal net operating loss carryforward of $20,013 and state net operating loss carryforward of $8,321 at September 30, 2024, which resulted in deferred tax assets of $4,203 and $372, respectively. Both the federal and state net operating losses have an indefinite life.
The Company has a partial valuation allowance on our charitable contribution carryforward as of September 30, 2024 and 2023. The valuation allowance at September 30, 2024 and 2023 was $5,757 and $4,170, respectively.
Note 9. Stock-based Compensation
Effective January 27, 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provides for up to 1,250,000 common shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholder value, with 1,127,000 remaining available for issuance under the 2015 Plan. The 2015 Plan was approved by the Company’s stockholders in February 2015. The Company’s 2015 Plan provides for grants to executives in various forms including restricted shares of the Company’s common stock and stock options. Awards are discretionary and are determined by the Compensation Committee of the

Board of Directors. Awards vest based upon service conditions. Non-vested restricted shares generally vest over requisite service periods of one to six years from the date of grant.
The Company recognizes stock-based compensation expense for (i) Board of Directors fees (generally paid in treasury stock); and (ii) other awards under the 2015 Plan (paid in restricted stock and stock options). Stock-based compensation expense is recognized in general and administrative expenses in the Consolidated Statements of Operations.
Stock Compensation – Board of Directors
The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was $493 and $588 for the years ended September 30, 2024, and 2023, respectively.
Restricted Stock Awards (“RSAs”)
The following table represents a summary of the status of the Company’s RSAs:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2023	17,540	$37.82
Vested during year 2024 (a)	(35)	32.30
Forfeited during year 2024	(5)	32.30
Outstanding and expected to vest at 2024 (b)	17,500	$37.82
a.The total fair value of all RSAs vested in year 2024 and 2023 was $1 and $417, respectively.
b.The weighted average remaining contractual term is 0.8 years and the aggregate intrinsic value of RSAs expected to vest is $489.
Stock compensation expense related to the RSAs totaled $226 and $329 for the years ended September 30, 2024 and 2023, respectively. There was $150 of total unrecognized stock compensation costs related to RSAs at September 30, 2024.
Stock Options
All outstanding stock options are fully vested at September 30, 2024.
The following table represents a summary of the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and outstanding – September 30, 2024	38,000	$33.75	2.3	—
Stock compensation expense related to the options totaled $0 and $18 for the years ended September 30, 2024 and 2023, respectively.
Forfeitures of RSAs and stock options were recognized as incurred.
At September 30, 2024 and September 30, 2023, there was no unrecognized stock compensation costs related to unvested share-based compensation for the option grants.
Total stock-based compensation expense for the years ended September 30, 2024 and 2023, which was recognized in general and administrative expense, was $719 and $935, respectively.
Note 10. Segment Information
Segments
Operating segments are defined in the criteria established under the FASB ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two reportable segments: Alico Citrus and Land Management and Other Operations.
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
Information by reportable segment is as follows:

(in thousands)	Years Ended September 30,
	2024	2023
Revenues:
Alico Citrus	$45,059	$38,145
Land Management and Other Operations	1,584	1,701
Total operating revenues	$46,643	$39,846

Operating expenses:
Alico Citrus	$102,628	$32,959
Land Management and Other Operations	398	441
Total operating expenses	$103,026	$33,400

Gross profit (loss)
Alico Citrus	$(57,569)	$5,186
Land Management and Other Operations	1,186	1,260
Total (loss) profit	$(56,383)	$6,446
General and administrative expenses	11,071	10,643
Total other income, net	78,406	6,656
Income before income taxes	$10,952	$2,459

Capital expenditures:
Alico Citrus	$17,871	$16,733
Total capital expenditures	$17,871	$16,733

Depreciation, depletion and amortization:
Alico Citrus	$14,742	$14,999
Land Management and Other Operations	58	67
Other Corporate Assets	210	421
Total depreciation, depletion and amortization	$15,010	$15,487

Assets:
Alico Citrus	$383,777	$415,030
Land Management and Other Operations	13,134	11,722
Other Corporate Assets	1,808	1,601
Total Assets	$398,719	$428,353

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
Our operating leases are reported in our Consolidated Balance Sheets as follows:

(in thousands)	Classification	September 30, 2024	September 30, 2023

Operating lease components
Right-of-use assets – non-current	Other non-current assets	$293	$523
Current lease liabilities	Other current liabilities	$153	$254
Non-current lease liabilities	Other liabilities	$170	$305
Our operating leases cost components are reported in our Consolidated Statements of Operations as follows:

(in thousands)	Classification	September 30, 2024	September 30, 2023

Operating lease components
Operating lease costs	General and administrative expenses	$148	$128
Future maturities of our operating lease obligations as of September 30, 2024, by year, are as follows:

(in thousands)
2025	$159
2026	145
2027	31
2028	—
2029	—
Total noncancelable future lease obligations	$335
Less: Interest	(12)
Present value of lease obligations	$323

September 30, 2024
Weighted-average remaining lease term	1.90 years
Weighted-average discount rate	5.46%
Cash flow information related to leases consists of the following:

(in thousands)	September 30, 2024	September 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$155	$211

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$184
Note 12. Employee Benefit Plans
Profit Sharing and 401(k) Plans

The Company maintains a 401(k) employee savings plan for eligible employees, which provides up to a 4% matching contribution payable on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contributions to the plan were $347 and $384 for the years ended September 30, 2024 and 2023, respectively.
The Company also maintains a Profit Sharing Plan (“Plan”) that is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Company’s Board of Directors. Contributions to employee accounts are based on the participant’s compensation. The Company did not contribute to the Plan for the years ended September 30, 2024 and 2023, respectively.
Note 13. Related Party Transactions
Capital Contribution

On June 10, 2024, all operating partners of Citree received a funding notice relating to an additional Cash Capital Contribution (“Contribution”) requirement of $750, as a result of trees producing limited revenue as they continue to recover from Hurricane Ian. The Company’s and noncontrolling parties’ portions of the Contribution of $382 and $368, respectively, were funded on July 11, 2024.

On June 6, 2023, all operating partners of Citree received a funding notice relating to an additional Contribution requirement of $900 as a result of trees producing limited revenue due to the severity of the fruit drop resulting from Hurricane Ian, which negatively impacted both the box production and pounds solids. The Company’s portion of the Contribution was $460 and was funded on June 22, 2023. The remaining portion of the Contribution of $440 was funded by the noncontrolling parties.
Lease Agreement
On January 1, 2022, Mr. Kiernan, the Company’s President and CEO, entered into a Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement with the Company (the “Kiernan Lease Agreement”). Under the Kiernan Lease Agreement, the Company leased approximately 93 acres of Company-owned, largely unimproved land (the “Land”) to Mr. Kiernan for a three-year term commencing on January 1, 2022, and ending on January 1, 2025, with a yearly rent of $1,860 (in whole dollars). Additionally, under the terms of the Kiernan Lease Agreement, the Company granted to Mr. Kiernan an option to purchase the Land from the Company, exercisable only during the one-year period January 1, 2022, through January 1, 2023, and at a price of $480 ($5,161 per acre), which price was based on an independent appraisal obtained by the Company. On January 5, 2022, Mr. Kiernan exercised his option to purchase the land. Pursuant to exercise of the option, the Company sold approximately 85 acres to Mr. Kiernan on October 20, 2022 for $439 ($5,161 per acre).

Note 14. Commitments and Contingencies
Purchase Commitments
The Company enters into contracts for the purchase of citrus trees during the normal course of its business. As of September 30, 2024, the Company had $3,069 relating to outstanding commitments for these purchases that will be paid upon delivery of the remaining citrus trees.
Letters of Credit
The Company had outstanding standby letters of credit in the total amount of $— and $248 at September 30, 2024 and September 30, 2023, respectively, to secure its various contractual obligations (see Note 2. Summary of Significant Accounting Policies for further information on current letters of credit).
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
Note 15. Subsequent Events
On November 21, 2024, the Florida Citrus Commission passed an emergency rule, based on requests from the Florida Citrus Processors Association and Florida Citrus Mutual, to reduce the minimum Brix value (a measurement of sugar content) for oranges harvested for the period beginning on November 21, 2024 and ending on May 23, 2025 from 8.5 to 7.0 and to eliminate the minimum ratio of total soluble solids to anhydrous citric acid (a measure of maturity). While it is not possible for the Company to estimate the potential impact of this ruling, it may increase the amount of the Company's fruit that would be acceptable at the processors.

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

(b)Evaluation of Disclosure Controls and Procedures
Management, with the participation of Alico's principal executive officer and principal financial officer, have evaluated the effectiveness of its disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness management identified in our internal control over financial reporting described below.
(c)Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter ended September 30, 2024, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on the Company's assessment and those criteria, management concluded that its internal control over financial reporting was not effective as of September 30, 2024 due to the material weakness in the Company’s internal control over financial reporting identified below. Management reviewed the results of this assessment with our Audit Committee.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status as of September 30, 2024.

Material Weakness

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in internal control over financial reporting as of September 30, 2024 arising from the following control deficiency:

•The Company identified a material weakness as it relates to controls around the completeness and accuracy of its spreadsheet controls used in the preparation of its inventory net realizable value calculation.

This identification of this material weakness did not result in a change to any of our previously reported consolidated audited or unaudited balance sheets, statements of operations, statements of changes in equity, statement of cash flows or related disclosures.

Remediation Plan

Management, with oversight by our Audit Committee, plans to implement remediation steps to address the material weakness described above and to improve our internal control over financial reporting. We plan to implement additional internal controls related to the completeness and accuracy of our spreadsheet controls used in the preparation of our inventory net realizable value calculation. While we believe that these actions will remediate the identified material weakness, we have not completed all the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we work to remediate the material weakness, we may take additional measures to address the control deficiencies.
Item 9B. Other Information

a)Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)Insider Trading Arrangements and Policies.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors
The following table presents information concerning our board of directors as of the date of this Annual Report.

Name	Age	Position(s)
John E. Kiernan	57	Director, President and Chief Executive Officer
George R. Brokaw	57	Chairman
Katherine R. English	60	Director
Benjamin D. Fishman	48	Director
W. Andrew Krusen, Jr.	76	Director
Toby K. Purse	52	Director
Adam H. Putnam	50	Director
Henry R. Slack	74	Director
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

George R. Brokaw has served on the Board of Directors since November 2013, and as Chairman of the Board of Directors since February 2022. Prior to that, he served as Executive Vice Chairman of the Board of Directors from December 2016 until December 2019. Since October 2013, Mr. Brokaw has served as a private investor through Wilson Capital Management, LLC. Mr. Brokaw has been a member of the Board of Directors for EchoStar Corporation (Nasdaq: SATS) , since December 2023, and serves on its Compensation Committee and as Chair of the Audit Committee, Mr. Brokaw has been a member of the Board of Directors for EchoStar Corporation (Nasdaq: SATS) , since December 2023, and serves on its Compensation Committee and as Chair of the Audit Committee, and several other private boards. He has significant public company Audit, Compensation and Nominating & Executive Committee experience. He also serves on several not-for profit boards including the French American Foundation, Huguenot Society of America and the Society of Mayflower Descendants. He previously served as a director to several public and private companies, including: Modern Media Acquisition Corp., North American Energy Partners Inc., Capital Business Credit LLC, Timberstar, Capital Business Credit LLC, Exclusive Resorts, LLC, DISH Network Corporation, CTO Realty Growth, Inc., and Value Place Holdings LLC. Mr. Brokaw received a B.A. from Yale University and a J.D./M.B.A. from the University of Virginia.
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

Benjamin D. Fishman has served on the Board of Directors since November 2013, and previously served as the non-employee Executive Chairman from July 2019 to February 2022. He brings to the Board of Directors extensive knowledge and experience in the agriculture industry through his long career as an investor and board member of various food and agriculture companies. From November 2018 to July 2019, Mr. Fishman served as Interim President of Alico. He has previously served as the financial expert on Alico’s Board of Directors. From 2007 until 2021, Mr. Fishman was a Managing Director of the Continental Grain Company (“CGC”), a global investor, owner and operator of companies with more than 200 years of history across the food and agribusiness spectrum. From 1998 until 2000, he served as a Strategic and Financial Analyst for CGC. Mr. Fishman left CGC in 2000 to co-found The Grow Network, which was sold to the McGraw–Hill Companies in 2004. In 2005, he was a National Finalist for the White House Fellowship. Mr. Fishman returned to CGC in 2005 and helped to establish CGC’s investment activities. Mr. Fishman currently serves as Chairman of the Board Regenified, Inc., where he is engaged at the intersection of food, agriculture, and climate change. He also serves on the board of Centier Bank Holding Co. and sits on committees for the Brooklyn Public Library. He is a Member of the Alumni Council of Collegiate School in New York City. Mr. Fishman received a B.A. in political theory from Princeton University.
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
Adam H. Putnam has served on the Board of Directors since August 2020, and brings to the Board of Directors extensive knowledge and experience in the areas of agriculture, sustainability, climate change, supply chain, business leadership and finance. Mr. Putnam has served as the Chief Executive Officer of Ducks Unlimited, a U.S. nonprofit organization dedicated to the conservation of wetlands and associated upland habitats for waterfowl, other wildlife, and people since April 2019. Prior to Ducks Unlimited, he served as Florida’s Commissioner of Agriculture from 2011 until 2019, where he focused on fostering the growth of Florida agriculture and protecting the state’s water supply, among other issues and was a US Congressman for five terms, from 2001 until 2011, where he engaged on issues such as agriculture, water and energy. He also was the House Republican Conference Chair from 2007 until 2009. Due to Mr. Putnam’s public policy and public service experience, he brings to the board expertise in understanding and navigating the physical and transition risks and opportunities of climate change, and together with his knowledge of sustainability, water supply, and agricultural operations within Florida’s regulatory environment, Mr. Putnam contributes to the board’s effective oversight of ESG and climate change issues. Mr. Putnam also leverages his scientific training and public policy experience to advocate for natural climate solutions. A fifth generation Florida farmer and rancher, Mr. Putnam serves on the advisory board for AgAmerica Lending and is a founding director of Leading Harvest, which advances agricultural sustainability practices across the supply chain, as well as on the boards of various non-profit and private organizations. Mr. Putnam received a B.S. in Food and Resource Economics from the University of Florida.

Henry R. Slack has served on the Board of Directors since November 19, 2013, and served as Executive Chairman from December 31, 2016 to June 30, 2019. He brings to the Board of Directors extensive experience in the areas of business, finance and capital markets. The majority of his career has been in the natural resources business. Mr. Slack has been on the board of Castleton Commodities, a global energy commodities merchant and infrastructure asset investor, since 2013, and has served as chairman since 2022. Mr. Slack is managing director of Quarterwatch LLC, and has been a member of the board of directors of W.R. Grace & Co. since 2019. He was Chairman of Terra Industries, an international nitrogen-based fertilizer company, from 2001 until 2010. He was Chief Executive Officer of Minorco SA, an international mining company, from 1991 until 1999 when that company merged with Anglo American Corporation to form Anglo American plc. Mr. Slack was a member of the board of directors and the executive committee of Anglo American Corporation, an international mining finance company, from 1981 until 1999. During his lengthy career at Anglo American and Minorco, he was actively involved in the full range of those companies’ mining, financial and industrial activities worldwide. For many years, Mr. Slack has also served as a director of E. Oppenheimer and Son International Limited, formerly a private investment and family holding company. He was on the board of directors of Salomon Brothers Inc., from 1982 until 1988, SAB Miller plc., one of the world’s largest brewers, from 1998 until 2002, and Engelhard Corporation for more than 20 years, until its acquisition in 2006. Mr. Slack received a B.A. in History from Princeton University.

Information about our Executive Officers
The following table presents information concerning our executive officers as of the date of this Annual Report.

Name	Age	Position(s)
John E. Kiernan(1)	57	Director, President and Chief Executive Officer
Bradley Heine	54	Chief Financial Officer
Danny Sutton	52	President of Alico Citrus
James Sampel	60	Chief Information Officer
Mitch Hutchcraft	58	Executive Vice President of Real Estate
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
Mitch Hutchcraft has served as the Executive Vice President of Real Estate of the Company since May 2024. Before joining Alico, Mr. Hutchcraft served for 17 years as the Vice President of Real Estate for King Ranch where he was involved with the land acquisition, protection of assets from changing regulations, long term value enhancement of real estate assets, public policy, and operational enhancement through real estate projects. Prior to working for King Ranch, Mr. Hutchcraft worked as the Regional Vice President for Bonita Bay Group from 2001 through 2007 where he was directly involved or progressively responsible for land acquisition, strategic planning, entitlements, permitting, site design, community establishment, product positioning, builder relationships and governmental affairs for several of the company’s planned communities.
Code of Ethics
Alico has adopted a Code of Business Conduct and Ethics that is intended to serve as a code of ethics for purposes of Item 406 of Regulation S-K. Its Code of Business Conduct and Ethics is posted on its website http://www.alicoinc.com (at the Investor homepage under “Governance") and the Company intends to disclose on its website any amendments to, or waivers from, such code to the extent required to be disclosed pursuant to SEC or Nasdaq rules.
The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2024, and is incorporated herein by reference.
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
The following table illustrates the common shares remaining available for future issuance under the 2015 Plan as of September 30, 2024:

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
The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2024, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2024, and is incorporated herein by reference.

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
(3)Exhibits
The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report.
(b)Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Restated Certificate of Incorporation, dated February 17, 1972	10-K	00-000261	3.1	12/11/2017
3.2	Certificate of Amendment to Certificate of Incorporation, dated January 14, 1974	S-8	333-130575	4.2	12/21/2005
3.3	Amendment to Articles of Incorporation, dated January 14, 1987	S-8	333-130575	4.3	12/21/2005
3.4	Amendment to Articles of Incorporation, dated December 27, 1988	S-8	333-130575	4.4	12/21/2005
3.5	Second Amended By-Laws of Alico, Inc., amended and restated	8-K	000-00261	3.6	1/15/2021
4.1	Description of Securities	10-K	000-00261	4.1	12/6/2023
10.1	Form of Indemnification Agreement	10-Q	000-00261	10.5	5/6/2013
10.2 #	Management Security Plan(s) Trust Agreement	10-Q	000-00261	10.6	5/6/2013
10.3	Index Rate Change Letter Agreement, dated October 3, 2022, by and among Metropolitan Life Insurance Company, Alico, Inc., Alico Land Development, Inc., and Alico Fruit Company, LLC	10-K	000-00261	10.8	12/13/2022
10.4	Loan Agreement, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC (the "Prudential Loan Agreement")	10-K	000-00261	10.16	12/10/2015
10.5	Promissory Note A, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC	10-K	000-00261	10.17	12/10/2015
10.6	Promissory Note B, dated December 31, 2012, by and among 734 Citrus Holdings, LLC, 734 LMC Groves, LLC, 734 Co-Op Groves, LLC, 734 BLP Groves, LLC, 734 Harvest LLC and Prudential Mortgage Capital Company, LLC	10-K	000-00261	10.18	12/10/2015
10.7	First Amendment to Loan Agreement, dated March 26, 2013 (Prudential Loan Agreement)	10-K	000-00261	10.2	12/10/2015
10.8	Second Amendment to the Loan Agreement, dated September 4, 2014 (Prudential Loan Agreement)	10-K	000-00261	10.26	12/10/2015
10.9	Third Amendment to the Loan Agreement, dated April 23, 2015 (Prudential Loan Agreement)	10-K	000-00261	10.27	12/10/2015

10.10 †	First Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Alico, Inc., Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Metropolitan Life Insurance Company, and New England Life Insurance Company	8-K	000-00261	10.1	12/5/2014
10.11	Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company, dated February 1, 2015	10-K	000-00261	10.31	12/10/2015
10.12	Second Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated August 12, 2015	10-K	000-00261	10.32	12/10/2015
10.13 †	Third Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated November 4, 2019	10-K	000-00261	10.26	12/5/2019
10.14	Fourth Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated October 2, 2019	10-K	000-00261	10.27	12/5/2019
10.15	Fifth Amendment to First Amended and Restated Credit Agreement and Amended and Restated Notes	8-K	000-00261	10.1	5/5/2021
10.16	Sixth Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company					*
10.17	Option To Defer Principal Payments - First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated February 17, 2023	10-Q	000-00261	10.1	5/4/2023
10.18 #	Letter Agreement regarding amendment to compensation arrangements, dated May 15, 2023, by and between the registrant and John Kiernan	8-K	000-00261	10.1	5/18/2023
10.19 #	Alico, Inc. Stock Incentive Plan of 2015	Schedule 14A	000-00261	Appendix A	1/28/2015
10.20 #	Form of Nonqualified Stock Option Agreement	10-K	000-00261	10.52	12/7/2021
10.21#	Form of Incentive Stock Option Agreement	10-K	000-00261	10.53	12/7/2021
10.22 #	Form of Restricted Stock Agreement	10-K	000-00261	10.54	12/7/2021
10.23 #	Hunting Lease Agreement and Real Estate Purchase and Sale Option Agreement between Alico, Inc., and Mr. Kiernan, dated January 1, 2022	10-Q	000-00261	10.2	2/3/2022
10.24#	Amended and Restated Employment Agreement between Alico, Inc. and Mr. Kiernan, dated as of April 1, 2022	8-K	000-00261	10.1	4/5/2022
10.25#	Annual Performance and Long-Term Bonus Agreement between Alico, Inc., and Mr. Kiernan, dated as of April 1, 2022	8-K	000-00261	10.2	4/5/2022
10.26 #	Employment Agreement by and between Alico, Inc. and Bradley Heine, effective August 16, 2023	8-K	000-00261	10.1	8/16/2023
10.27 #	Letter Agreement by and between Alico, Inc. and Bradley Heine, dated June 3, 2024	10-Q	000-00261	10.3	8/5/2024
10.28 #	Danny Sutton Offer letter, dated November 15, 2017	10-Q	000-00261	10.2	2/4/2021
10.29 #	James Sampel Offer letter, dated December 15, 2015					*
10.30 #	Letter Agreement by and between Alico, Inc. and James Sampel, dated May 28, 2024	10-Q	000-00261	10.2	8/5/2024
10.31 #	Employment Agreement by and between Alico, Inc. and Mitch Hutchcraft, effective May 28, 2024	10-Q	000-00261	10.1	8/5/2024
10.32 +	Tropicana Supply Agreement	10-Q	000-00261	10.4	8/5/2024
19.1	Alico Insider Trading Compliance Policy					*
21.1	Subsidiaries of the Registrant	10-K	000-00261	21.1	12/13/2022
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					*

23.2	Consent of RSM US LLP, Independent Registered Public Accounting Firm					*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	000-00261	97.1	12/6/2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(5). Alico, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Certain portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

December 2, 2024	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 2, 2024	President and Chief Executive Officer (Principal Executive Officer)	/s/ John E. Kiernan
John E. Kiernan
December 2, 2024	Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Bradley Heine
Bradley Heine

December 2, 2024	Director, Chairman	/s/ George R. Brokaw
George R. Brokaw

December 2, 2024	Director	/s/ Benjamin D. Fishman
Benjamin D. Fishman

December 2, 2024	Director	/s/ Henry R. Slack
Henry R. Slack

December 2, 2024	Director	/s/ W. Andrew Krusen
W. Andrew Krusen

December 2, 2024	Director	/s/ Toby K. Purse
Toby K. Purse

December 2, 2024	Director	/s/ Katherine English
Katherine English

December 2, 2024	Director	/s/ Adam Putnam
Adam Putnam