Form 10-Q
period 2024-12-31
ALICO, INC.
filed 2025-02-12
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 7,637,657 shares of common stock outstanding at February 7, 2025.

ALICO, INC.
FORM 10-Q
For the three months ended December 31, 2024 and 2023
PART I
Item 1. Condensed Consolidated Financial Statements

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding future actions, business plans and prospects, prospective products, trends, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, plans relating to dividends, government regulations, the adequacy of our liquidity to meet our needs for the foreseeable future, expectations regarding income taxes, statements regarding the Company’s planned Strategic Transformation (as defined herein) and reduction in force, plans to sell vehicles and equipment used in the Company’s citrus production operations, expectations regarding acceleration of depreciation of the remaining book value of the Company’s citrus trees, the future of the Company’s land holdings, expectations of third parties for the provision of caretaking services for certain acres, and our expectations regarding market conditions. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as such as “may,” “will,” “could,” “should,” “would,” “believes,” “expects,” “anticipates”, “estimates”, “projects,” “intends,” “plans” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: our implementation of our planned Strategic Transformation; our plan to wind down our citrus production operations to focus on our long-term diversified land usage and real estate development strategy; our ability to secure necessary regulatory approvals and permits for land development projects, effectively manage and allocate resources to new business initiatives, attract and retain skilled personnel with expertise in diversified land usage and real estate development, navigate potential market fluctuations and economic conditions, maintain strong relationships with lenders and continue to satisfy covenants and conditions under current loan agreements and address potential environmental and zoning issues, and other challenges inherent in real estate development; our ability to increase our revenues from land usage and real estate development; adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change and hurricanes and tropical storms; risks related to our expected significant revenue shift to real estate development and diversified farming operations; our ability to effectively perform grove management services, or to effectively manage our portfolio of groves; our relationship with Tropicana; if certain criteria are not met under one of our contracts with Tropicana, we could experience a significant reduction in revenues and cash flows; product contamination and product liability claims; water use regulations restricting our access to water; changes in immigration laws; harm to our reputation; tax risks associated with a Section 1031 Exchange; risks associated with the undertaking of one or more significant corporate transactions; the seasonality of our citrus business; fluctuations in our earnings due to market supply and prices and demand for our products; climate change, or legal, regulatory, or market measures to address climate change; Environmental, Social and Governance issues, including those related to climate change and sustainability; increases in labor, personnel and benefits costs; increases in commodity or raw product costs, such as fuel and chemical costs; transportation risks; any change or the classification or valuation methods employed by county property appraisers related to our real estate taxes; liability for the use of fertilizers, pesticides, herbicides and other potentially hazardous substances; compliance with applicable environmental laws; loss of key employees; material weaknesses and other control deficiencies relating to our internal control over financial reporting; macroeconomic conditions, such as rising inflation and the deadly conflicts in Ukraine and Israel; system security risks, data protection breaches, cybersecurity incidents and systems integration issues; our indebtedness and ability to generate sufficient cash flow to service our debt obligations; higher interest expenses as a result of variable rates of interest for our debt; our ability to continue to pay cash dividends and the other factors described under the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Except as required by law, we do not undertake an obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

As used in this Quarterly Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Alico” refer to the operations of Alico, Inc. and its consolidated subsidiaries.

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2024	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,388	$3,150
Accounts receivable, net	8,602	771
Inventories	20,814	30,084
Income tax receivable	1,958	1,958
Assets held for sale	3,345	3,106
Prepaid expenses and other current assets	1,711	1,558
Total current assets	40,818	40,627
Restricted cash	762	248
Property and equipment, net	350,907	352,733
Goodwill	2,246	2,246
Other non-current assets	2,863	2,865
Total assets	$397,596	$398,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,236	$3,362
Accrued liabilities	3,293	5,366
Current portion of long-term debt	1,410	1,410
Other current liabilities	498	513
Total current liabilities	8,437	10,651
Long-term debt, net	81,984	82,313
Lines of credit	21,494	8,394
Deferred income tax liabilities, net	38,694	40,873
Other liabilities	146	193
Total liabilities	150,755	142,424
Commitments and Contingencies - Note 12.
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,633,069 and 7,628,639 shares outstanding at December 31, 2024 and September 30, 2024, respectively	8,416	8,416
Additional paid in capital	20,226	20,184
Treasury stock, at cost, 783,076 and 787,506 shares held at December 31, 2024 and September 30, 2024, respectively	(26,557)	(26,694)
Retained earnings	239,704	249,253
Total Alico stockholders’ equity	241,789	251,159
Noncontrolling interest	5,052	5,136
Total stockholders’ equity	246,841	256,295
Total liabilities and stockholders’ equity	$397,596	$398,719

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2024	2023
Operating revenues:
Alico Citrus	$16,326	$13,592
Land Management and Other Operations	568	393
Total operating revenues	16,894	13,985
Operating expenses:
Alico Citrus	25,111	28,107
Land Management and Other Operations	21	133
Total operating expenses	25,132	28,240
Gross loss	(8,238)	(14,255)
General and administrative expenses	2,586	3,272
Loss from operations	(10,824)	(17,527)
Other (expense) income, net:
Interest income	47	95
Interest expense	(898)	(1,605)
Gain on sale of property and equipment	—	77,025
Other income, net	244	—
Total other (expense) income, net	(607)	75,515
(Loss) income before income taxes	(11,431)	57,988
Income tax (benefit) provision	(2,180)	15,552
Net (loss) income	(9,251)	42,436
Net loss attributable to noncontrolling interests	84	509
Net (loss) income attributable to Alico, Inc. common stockholders	$(9,167)	$42,945
Per share information attributable to Alico, Inc. common stockholders:
Earnings per common share:
Basic	$(1.20)	$5.64
Diluted	$(1.20)	$5.64
Weighted-average number of common shares outstanding:
Basic	7,633	7,616
Diluted	7,633	7,616

Cash dividends declared per common share	$0.05	$0.05

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

		For the Three Months Ended December 31, 2024

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares (1)	Amount
Balance at September 30, 2024	8,416	$8,416	$20,184	788	$(26,694)	$249,253	$251,159	$5,136	$256,295
Net (loss) income	—	—	—	—	—	(9,167)	(9,167)	(84)	(9,251)
Dividends ($0.05/share)	—	—	—	—	—	(382)	(382)	—	(382)
Stock-based compensation	—	—	42	(4)	137	—	179	—	179
Balance at December 31, 2024	8,416	$8,416	$20,226	783	$(26,557)	$239,704	$241,789	$5,052	$246,841
1 - Shares may not foot due to rounding.

		Three Months Ended December 31, 2023

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2023	8,416	$8,416	$20,045	806	$(27,274)	$243,804	$244,991	$5,386	$250,377
Net income (loss)	—	—	—	—	—	42,945	42,945	(509)	42,436
Dividends ($0.05/share)	—	—	—	—	—	(381)	(381)	—	(381)
Stock-based compensation		—	19	(6)	175	—	194	—	194
Balance at December 31, 2023	8,416	$8,416	$20,064	800	$(27,099)	$286,368	$287,749	$4,877	$292,626

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended December 31,
	2024		2023
Net cash used in operating activities
Net (loss) income	$(9,251)		$42,436
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	3,824		3,804
Amortization of debt issue costs	55		120
Gain on sale of property and equipment	—		(77,025)
Loss on disposal of long-lived assets	780		225
Inventory net realizable value adjustment	7,359		10,846
Deferred income tax benefit	(2,179)		—
Stock-based compensation expense	179		194
Other	(107)		36
Changes in operating assets and liabilities:
Accounts receivable	(7,831)		(7,174)
Inventories	1,911		(169)
Prepaid expenses	(153)		(1,708)
Income tax receivable	—		1,200
Other assets	(35)		2
Accounts payable and accrued liabilities	(2,199)		(1,320)
Income taxes payable	—		15,552
Other liabilities	50		(188)
Net cash used in operating activities	(7,597)		(13,169)

Cash flows from investing activities:
Purchases of property and equipment	(3,017)		(3,490)
Net proceeds from sale of property and equipment	—		79,090
Change in deposits on purchase of citrus trees	—		(375)
Net cash (used in) provided by investing activities	(3,017)		75,225

Cash flows from financing activities:
Repayments on revolving lines of credit	(6,200)		(44,032)
Borrowings on revolving lines of credit	19,300		19,310
Principal payments on term loans	(352)		(19,383)
Dividends paid	(382)		(381)
Net cash provided by (used in) financing activities	12,366		(44,486)

Net increase in cash and cash equivalents and restricted cash	1,752		17,570
Cash and cash equivalents and restricted cash at beginning of the period	3,398		3,692

Cash and cash equivalents and restricted cash at end of the period	$5,150		$21,262

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$655		$1,820
Cash paid for income taxes, net of refunds	$—	$—	$1,200

Non-cash investing and financing activities:
Dividends declared but unpaid	$382		$381
Assets received in exchange for services	$—		$298
Trees delivered in exchange for prior tree deposits	$—		$176
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share and per acre amounts)
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 53,371 acres of land and approximately 48,700 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which are referred to herein as the “Financial Statements”, of Alico have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, these Financial Statements do not include all of the disclosures required for complete annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, these Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the SEC on December 2, 2024 (the “2024 Annual Report on Form 10-K”).
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
Seasonality
The Company has historically been primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. As a result, the second and third quarters of Alico’s fiscal year produce most of the Company’s annual revenue. However, due to lower production in the prior year, more of the citrus crop was harvested in the first and second quarters of the fiscal year. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles; however, as the harvest cycles have moved, the Company’s working capital requirements are now greater in the third and fourth quarters of the fiscal year. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. In light of the Strategic Transformation, we have decided not to allocate additional material capital to our citrus operations. As a result, we expect these seasonal patterns to diminish as we wind down those operations.
Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are fully described in Note 2 – Summary of Significant Accounting Policies in our 2024 Annual Report on Form 10-K.
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

(in thousands)	Three Months Ended December 31,
	2024	2023
Revenue recognized at a point-in-time	$15,555	$12,901
Revenue recognized over time	1,339	1,084
Total	$16,894	$13,985
Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Beginning with the current fiscal year, substantially all of the Company’s fruit sales contracts are based on fixed prices per pound solids. As of December 31, 2024, and September 30, 2024, the Company had total receivables relating to sales of citrus of $7,475 and $444, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.
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
On October 30, 2023, the Company entered into the Grove Management Agreement (the “Grove Management Agreement”) with an unaffiliated group of third parties to provide citrus grove caretaking services for approximately 3,300 acres owned by such third parties. Under the terms of the agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these services and receives a management fee based on acres covered under this agreement. The Grove Management Agreement may be terminated with written notice provided at least 60 days prior to the commencement of the next fiscal year, occurring subsequent to September 30, 2024 and with shorter notice under certain conditions. On September 20, 2024, the Grove Management Agreement was extended until December 31, 2024.
The Company recorded $771 and $691 of operating revenue relating to these grove management services, including the management fee, in the three months ended December 31, 2024 and 2023, respectively, for this group of third-party grove owners noted above. The Company recorded $458 and $368 of operating expenses relating to these grove management services in the three months ended December 31, 2024 and 2023, respectively, for this group of third-party grove owners noted above.
Disaggregated Revenue
Revenues disaggregated by significant products and services for the three months ended December 31, 2024 and 2023 are as follows:

(in thousands)	Three Months Ended December 31,
	2024	2023
Alico Citrus
Early and Mid-Season	$14,929	$12,395
Fresh Fruit and Other	626	506
Grove Management Services	771	691
Total	$16,326	$13,592

Land Management and Other Operations
Land and Other Leasing	$479	$314
Other	89	79
Total	$568	$393

Total Revenues	$16,894	$13,985
Cash and Cash Equivalents
The Company considers cash in banks and highly liquid instruments with an original maturity to the Company of three months or less to be cash and cash equivalents. At various times throughout the three months ended December 31, 2024 and year ended September 30, 2024, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.
Restricted Cash

(in thousands)	December 31, 2024	September 30, 2024

Cash and cash equivalents	$4,388	$3,150
Restricted cash (a)	762	248
Cash and cash equivalents and restricted cash	$5,150	$3,398
a.    Restricted cash represents Cash-Secured Irrevocable Standby Letters of Credit to secure certain contractual obligations.
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

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

(in thousands)	December 31, 2024		September 30, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$1,410	$1,383	$1,410	$1,420
Long-term debt	$103,889	$97,589	$91,141	$86,987
As of December 31, 2024 and September 30, 2024 the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
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
The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for the three months ended December 31, 2024 and 2023:

(in thousands)	Three Months Ended December 31,
	2024	2023
Weighted Average Common Shares Outstanding – Basic	7,633	7,616
Effect of dilutive securities – stock options and unrestricted stock	—	—
Weighted Average Common Shares Outstanding – Diluted	7,633	7,616
Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share. There were 38,000 stock options and 38,000 Market-based Restricted Stock Units, which were excluded from the calculation of dilutive securities at December 31, 2024 and 38,000 stock options which were excluded from the calculation of dilutive securities at December 31, 2023, respectively, as they were anti-dilutive.

Accounting for government grants
The Company recognizes government grants when there is reasonable assurance that: (1) the grant will be received and (2) all conditions will be met. For income-based grants, the Company recognizes the income on a systemic basis over the periods in which it recognizes as expense the related costs for which the grant was intended to compensate.
In the three months ended December 31, 2024, the Company recognized no grant monies from the Citrus Research and Field Trial Foundation’s (“CRAFT”) program to assist citrus growers in the State of Florida using Oxytetracycline (“OTC”) and other approved therapies to combat the effect of “greening” of their citrus trees. At December 31, 2024 and September 30, 2024 grant monies of $786 and $1,192, respectively, were recognized as a component of Inventories on the Company’s Condensed Consolidated Balance Sheet. In addition, for the three months ended December 31, 2024 and 2023 $406 and $424, respectively, were recognized as a reduction of Operating expenses in the Company’s Condensed Consolidated Statement of Operations, as the fruit was sold, in order to align it to the period over which the expense related to the OTC treatments is recognized. These grant monies were received in exchange for providing certain historical data to the CRAFT Foundation about the Company’s citrus groves. The $1,805 of CRAFT funds recognized at December 31, 2023 covered substantially all of the costs of the OTC application for 2023-2024 harvest and the $1,192 of CRAFT funds recognized in Inventories at September 30, 2024 will cover approximately 35% of the cost of OTC treatment for the 2024 - 2025 harvest. The Company may continue, but is not obligated, to participate in future CRAFT programs on the effects of the use of OTC on its Citrus Trees, in the groves that will continue to produce oranges (see Note 13. Subsequent Events for further information).

Concentrations
Accounts receivable from the Company’s major customer as of December 31, 2024 and September 30, 2024, and revenue from such customer for the three months ended December 31, 2024 and 2023, are as follows:

(in thousands)	Accounts Receivable		Revenue		% of Total Revenue
	December 31,	September 30,	Three Months Ended December 31,		Three Months Ended December 31,
	2024	2024	2024	2023	2024	2023
Tropicana	$7,206	$—	$14,928	$10,875	88.4%	77.8%
The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.
The overall increase in Tropicana revenue, as a percentage of sales, was primarily due to an increase in the price per pound solid received for the Company’s fruit.
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
Noncontrolling Interest in Consolidated Subsidiary
The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net losses of $(172) and $(1,039) for the three months ended December 31, 2024 and 2023, respectively, of which 51% is attributable to the Company.

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 will become effective for us on October 1, 2024, for our fiscal year ended September 30, 2025. The Company is currently evaluating the impact of the adoption of this accounting pronouncement on its Consolidated Financial Statements.
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
Note 3. Inventories
Inventories consist of the following at December 31, 2024 and September 30, 2024:

(in thousands)	December 31, 2024	September 30, 2024

Unharvested fruit crop on the trees	$20,249	$28,921
Other	565	1,163
Total inventories	$20,814	$30,084
The Company records its inventory at the lower of cost or net realizable value.
For the three months ended December 31, 2024 and 2023, the Company recorded $7,359 and $10,846, respectively, for adjustments to reduce inventory to net realizable value, within Operating expenses. The adjustment for the three months ended December 31, 2024 was due to a lower than anticipated harvest of the Early and Mid-Season crop and a reduction in our estimate for the Valencia harvest, as a result of Hurricane Milton, which hit in October 2024. The inventory adjustment at December 31, 2023 was the result of the continued weak recovery from the impacts of Hurricane Ian which hit in September 2022.
Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at December 31, 2024 and September 30, 2024:

(in thousands)	Carrying Value
	December 31, 2024	September 30, 2024
Ranch	$140	$69
Alico Citrus	3,205	3,037
Total assets held for sale	$3,345	$3,106

On December 19, 2024, the Company entered into an agreement to sell 1,177 acres of ranch and citrus land for $7,297 ($6,200 per acre).

No land was sold during the three months ended December 31, 2024.
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
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at December 31, 2024 and September 30, 2024:

(in thousands)	December 31, 2024	September 30, 2024

Citrus trees	$319,435	$319,149
Equipment and other facilities	58,298	58,293
Buildings and improvements	6,080	6,515
Total depreciable properties	383,813	383,957
Less: accumulated depreciation and depletion	(148,171)	(146,086)
Net depreciable properties	235,642	237,871
Land and land improvements	115,265	114,862
Property and equipment, net	$350,907	$352,733
During the three months ended December 31, 2024 and 2023, the Company recorded a loss on the disposal of long lived assets of $780 and $225, respectively, which has been recognized within Operating expenses.
Note 6. Accrued Liabilities
Accrued liabilities consist of the following at December 31, 2024 and September 30, 2024:

(in thousands)	December 31, 2024	September 30, 2024

Accrued interest	$749	$554
Ad valorem taxes	411	1,898
Accrued insurance	408	124
Accrued dividends	382	381
Harvest and haul	378	—
Other accrued liabilities	332	407
Professional fees	327	275
Accrued employee wages and benefits	306	1,727
Total accrued liabilities	$3,293	$5,366

Note 7. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization, at December 31, 2024 and September 30, 2024:

(in thousands)	December 31, 2024	September 30, 2024
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$70,000
Pru Loans A & B	10,167	10,457
Met Citree Term Loan	3,638	3,700
Deferred financing fees	(411)	(434)
	83,394	83,723
Less current portion	1,410	1,410
Long-term debt	$81,984	$82,313
The following table summarizes the line of credit and related deferred financing costs, net of accumulated amortization at December 31, 2024 and September 30, 2024:

(in thousands)	December 31, 2024	September 30, 2024
Line of Credit:
RLOC	$21,494	$8,394
Deferred financing fees	(719)	(671)
Line of Credit	$20,775	$7,723
Interest costs expensed and capitalized were as follows:

(in thousands)	Three Months Ended December 31,
	2024	2023
Interest expense	$898	$1,605
Interest capitalized	301	303
Total	$1,199	$1,908
Debt
The Company’s credit facilities consist of fixed interest rate term loans originally in the amount of $125,000 (“Met Fixed-Rate Term Loans”) variable interest rate term loans originally in the amount of $57,500 (“Met Variable-Rate Term Loans”) and a $25,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company (“Met”) and a $70,000 WCLC with Rabo.
On December 26, 2023, the Company repaid the outstanding balance on the Met Variable-Rate Term Loans of $19,094, plus accrued interest, and no further borrowings are available under these loans.

On September 17, 2024, the Company amended the credit agreement with Met (the "Amended Credit Agreement") and the term loans and RLOC (the "Amended RLOC"). The primary terms of the amendments include an increase in the capacity of the Amended RLOC to $95,000 and an extension of its maturity to May 1, 2034. In connection with entrance into the Amended Credit Agreement, the Company also repaid current borrowings under the WCLC with Rabo and there were no available borrowings under this facility at September 30, 2024, which was cancelled in October 2024, once outstanding interest was repaid. As a result of the Amended Credit Agreement, the credit facilities now include the Met Fixed-Rate Term Loans and the Amended RLOC.

The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 36,800 gross acres of citrus groves. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.
The Met Fixed-Rate Term Loans, which bear interest at 3.85%, are interest-only with a balloon payment at maturity on November 1, 2029.
The Amended RLOC bears interest rate at SOFR plus 220 basis points (the "Amended SOFR Spread”), with a SOFR floor of 5.00% and a minimum balance of $2,500. The Amended SOFR spread and SOFR floor are subject to adjustment by lender every two years beginning January 1, 2026 and every two years thereafter until maturity. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. At December 31, 2024 and September 30, 2024, $73,506 and $86,606 were available under the RLOC, respectively.
The variable interest rate on the Amended RLOC was 6.54% and 7.30% per annum as of December 31, 2024 and September 30, 2024, respectively.
These credit facilities noted above are subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $175,263 for the year ended September 30, 2025; (iii) minimum current ratio of 1.50 to 1.00; and (iv) debt to total assets ratio not greater than .625 to 1.00. As of December 31, 2024, the Company was in compliance with all of the financial covenants. The Amended Credit Agreement also includes a 55.0% Loan To Value Cap (the "LTV CAP") on the value of the term loans and RLOC capacity. At December 31, 2024, the Company was able to draw the entire amount of the RLOC, less current borrowings, and remain under the LTV Cap.
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
Silver Nip Citrus Debt
There are two fixed-rate term loans, with an original combined balance of $27,550, which bear interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290 is payable quarterly, together with accrued interest. The Pru Loans A & B are collateralized by 5,700 acres of citrus groves in Collier, Hardee, Highlands and Polk Counties, Florida and mature on June 1, 2029 and June 1, 2033, respectively.
The Pru Loans A & B are subject to an annual financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of December 31, 2024.
Deferred Financing Costs
Costs incurred to obtain financing are deferred and amortized to “Interest expense” in the Condensed Consolidated Statements of Operations over the related financing period using the effective interest method. The Company records debt issuance costs as a direct reduction of the carrying value of the related debt. Financing costs related to the undrawn RLOC are included in "Other non-current assets" in the Condensed Consolidated Balance Sheets.
Note 8. Income Taxes
The Company’s effective tax rate for the three months ended December 31, 2024 was a benefit of 19.1%. The rate for the three months ended December 31, 2024 differed from the Federal Statutory rate of 21.0%, primarily due to a change in the valuation allowance. Based on both positive and negative evidence, management determined that it was not “more likely than not” the deferred tax assets will be realized. This is primarily due to the planned accelerated book depreciation on the citrus producing assets, which is anticipated to result in a cumulative three-year loss during fiscal year ending September 30, 2025.
The Company’s effective tax rate for the three months ended December 31, 2023 was a provision of 26.8%. The rate for the three months ended December 31, 2023 differed from the Federal Statutory rate of 21.0%, primarily due to state income taxes.
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
Information by operating segment is as follows:

(in thousands)	Three Months Ended December 31,
	2024	2023
Revenues:
Alico Citrus	$16,326	$13,592
Land Management and Other Operations	568	393
Total operating revenues	$16,894	$13,985

Operating expenses:
Alico Citrus	$25,111	$28,107
Land Management and Other Operations	21	133
Total operating expenses	$25,132	$28,240

Gross (loss) profit:
Alico Citrus	$(8,785)	$(14,515)
Land Management and Other Operations	547	260
Total gross (loss) profit	$(8,238)	$(14,255)

Depreciation, depletion and amortization:
Alico Citrus	$3,761	$3,727
Land Management and Other Operations	22	20
Other Depreciation, Depletion and Amortization	41	57
Total depreciation, depletion and amortization	$3,824	$3,804

(in thousands)	December 31, 2024	September 30, 2024

Assets:
Alico Citrus	$382,831	$383,777
Land Management and Other Operations	13,043	13,134
Other Corporate Assets	1,722	1,808
Total Assets	$397,596	$398,719

The reconciliations of segment gross profit (loss) to consolidated income (loss) before income taxes are as follows:

	Three Months Ended December 31,
	2024	2023
Alico Citrus	$(8,785)	$(14,515)
Land Management and Other Operations	547	260
Segment gross loss	(8,238)	(14,255)
General and administrative expenses	2,586	3,272
Loss from operations	(10,824)	(17,527)
Other (expense) income, net:
Interest income	47	95
Interest expense	(898)	(1,605)
Gain on property and equipment	—	77,025
Other income, net	244	—
Total other (expense) income, net	(607)	75,515
(Loss) income before income taxes	$(11,431)	$57,988
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
Any lease arrangements with an initial term of twelve months or less are not recorded on the Company’s Condensed Consolidated Balance Sheets, and it recognizes lease cost for these lease arrangements on a straight-line basis over the applicable lease term. Many lease arrangements provide the options to exercise one or more renewal terms or to terminate the lease arrangement. The Company includes these options when it will be reasonably certain to exercise them in the lease term used to establish the right-of-use assets and lease liabilities. Generally, lease agreements do not include an option to purchase the leased asset, residual value guarantees or material restrictive covenants.
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
Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended December 31,
Operating lease components	2024	2023
Operating leases costs recorded in general and administrative expenses	$37	$37
The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

December 31, 2024
Weighted-average remaining lease term	1.7 years
Weighted-average discount rate	5.41%

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
The Company recognizes stock-based compensation expense for (i) Board of Directors fees (generally paid in treasury stock), and (ii) other awards under the 2015 Plan (paid in restricted stock, stock options or Market-based Restricted Stock Units (“MRSUs”)). Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.
Stock Compensation – Board of Directors
The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was $119 for the three months ended December 31, 2024, and $138 for the three months ended December 31, 2023.
Stock Compensation - Employees
Stock compensation expense related employee awards was $60 for the three months ended December 31, 2024, and December 31, 2023.
Restricted Stock Awards (“RSAs”)

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2024	17,500	$37.82
Outstanding at December 31, 2024 (a)	17,500	$37.82
a.The weighted average remaining contractual term is 0.5 years and the aggregate intrinsic value of RSAs expected to vest is $454.
There was $94 and $150 of total unrecognized stock compensation costs related to unvested stock compensation for the RSAs at December 31, 2024 and September 30, 2024, respectively.
Stock Option Grants

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and outstanding - December 31, 2024	38,000	$33.75	2.0	—
At December 31, 2024 and September 30, 2024, there was no unrecognized stock compensation cost related to unvested share-based compensation for the option grants.

Market-based Restricted Stock Units
On December 23, 2024, the Company granted MRSUs to one of its executives, which will be eligible to be earned if at any time prior to September 30 2027, the average 30-day closing per share price of the Company’s Common Stock exceeds the applicable price per share thresholds set forth in below:

Price Per Share Threshold	Number of MRSUs Earned
$35 per share	5,000
$40 per share	12,500
$45 per share	20,500

The earned MRSUs will then be subject to time-based vesting on September 30, 2027, subject to continued service through such date, Stock compensation expense will be recognized ratably over the term of the award.

The assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s MRSUs are as follows:

Three months ended
December 31, 2024
Expected volatility of stock price	33.14%
Risk-free interest rate	4.26%
Expected term of awards (years)	2.77
Dividend yield	0.76%
Grant date stock price	$26.15

Market-based Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2024	—	$—
Granted	38,000	$12.32
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2024 (a)	38,000	$12.32
a.The weighted average remaining contractual term is 2.8 years and the aggregate intrinsic value of MRSUs expected to vest is $985.
As of December 31, 2024 and September 30, 2024, total unrecognized stock compensation costs for MRSUs was $464 and $0, respectively.
Forfeitures of RSAs, stock options and MRSUs are recognized as incurred.
Total stock-based compensation expense, which was recognized in general and administrative expense, was $179 and $194 for the three months ended December 31, 2024 and 2023, respectively.
Note 12. Commitments and Contingencies
Legal Proceedings
From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial condition.

Note 13. Subsequent Events

Strategic Transformation and Workforce Reduction
On January 6, 2025, the Company announced a strategic transformation in the Company’s business focus, to wind down its Alico Citrus division, which holds the Company’s citrus production operations, to focus on a long-term diversified land usage and real estate development strategy. Due to increasing financial challenges from citrus greening disease and environmental factors for many seasons, the Company has decided to not spend further material capital on its citrus operations and to wind down substantially all of its Citrus’ primary operations after the current crop is harvested in the first half of calendar year 2025. In connection with this strategic transformation, on January 3, 2025, the Company’s Board of Directors (the “Board”) approved a reduction in the Company’s current workforce by up to 172 employees, which occurred effective on or about January 6, 2025 with respect to up to 135 employees, and will be effective on or about April 1, 2025 with respect to up to 37 employees. The Board’s decision is part of cost-reduction initiatives aimed at providing investors with a greater return on capital that includes the benefits and stability of a conventional agriculture investment, with the optionality that comes with active land management.
The Company currently estimates that it will incur charges of approximately $1,500 to $2,000 in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs. The Company expects that the majority of these charges will be incurred in the second and third quarters of 2025.
The Company may incur additional expenses not currently contemplated due to events associated with the Workforce Reduction. The charges that the Company expects to incur in connection with the Workforce Reduction are estimates and subject to a number of assumptions, and actual results may differ materially.
In addition, the Company has sold and intends to continue to sell many of the vehicles and equipment used in its Citrus operations; however, it is not currently able to estimate the proceeds on sale or amount of the loss, if any, that may be incurred at this time. Furthermore, with the decision to move away from the Citrus production operations, the Company anticipates accelerating depreciation on the remaining book value of citrus trees, impacted by this decision, through the end of this year's harvest.
Tropicana Notice
On January 3, 2025, the Company delivered a notice (the “Notice”) to Tropicana Manufacturing Company, Inc. (“Tropicana”) in accordance with the Orange Purchase Agreement No. R641, dated April 11, 2024 (the “Agreement”), between the Company and Tropicana, under which the Company agrees to sell, and Tropicana agrees to purchase, oranges from the groves identified therein. The Agreement grants the Company the right to remove certain acreages from the contract if, in the Company’s best judgment, such acreages are no longer economically viable, provided that Tropicana consents, which consent shall not be unreasonably withheld or delayed.
As detailed in the Notice, the Company’s Board of Directors (the “Board”) has determined that certain of the acreage specified in the Agreement is no longer economically viable for orange cultivation. As a result, the Company has provided the Notice to Tropicana seeking Tropicana’s consent for the removal of such acreage, effective at the end of the 2024/2025 crop year. Consequently, if Tropicana consents, its purchase obligations under the Agreement with respect to such acreage are expected to conclude upon the completion of the 2024/2025 crop year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto and other information included elsewhere in this Quarterly Report, our 2024 Annual Report on Form 10-K, and in our other filings with the SEC. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including, but not limited to, those included our 2024 Annual Report on Form 10-K and other portions of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. In the following discussion and analysis, dollars are in thousands, except per share and per acre amounts.
Business Overview
Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) currently generates operating revenues primarily from the sale of our citrus products, providing management services to citrus groves owned by third parties, and grazing and hunting leasing. We operate as two business segments, and all of our operating revenues are generated in the United States. While Alico Citrus, which holds the Company’s citrus production operations, will cease operations after the 2024/2025 harvest due to environmental and financial challenges, Alico remains committed to Florida’s agriculture industry, and will focus on its long-term diversified land usage and real estate development strategy.
For the three months ended December 31, 2024 and December 31, 2023, we generated operating revenue of $16,894 and $13,985, respectively, loss from operations of $(10,824) and $(17,527), respectively, and net (loss) income attributable to common stockholders of $(9,167) and $42,945, respectively. Net cash used in operating activities was $7,597 and $13,169 for the three months ended December 31, 2024 and December 31, 2023, respectively.
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
For the three months ended December 31, 2024 and 2023, the Alico Citrus segment generated 96.6% and 97.2%, respectively, of our consolidated revenues and the Land Management and Other Operations segment generated 3.4% and 2.8%, respectively, of our consolidated revenues.

Recent Developments
Conservation Assessment
As part of Alico’s Strategic Transformation (defined below), we continue to evaluate all our properties to determine what will create the highest and best use of our land. Instrumental in that process is evaluating all opportunities where we can leverage conservation programs to simultaneously create value and enhance environmental outcomes. To that end, Alico has identified five properties, ranging in size from 348 acres to 7,789 acres (for a total of 10,484 acres) as case studies to explore the opportunities provided under Florida’s Rural and Family Lands Protection Program. Those applications were submitted to FDACS prior to the January 29, 2025 deadline, and will be evaluated over the coming months. While not all of the properties may ultimately be a fit for the program, we look forward to coordinating with the Florida Department of Agriculture and Consumer Services to analyze whether these properties fit within the Rural and Family Lands Protection Program as well as our Strategic Transformation framework.
Strategic Transformation and Workforce Reduction
On January 6, 2025, we announced a strategic transformation in our business focus, to wind down our Alico Citrus division, which holds our citrus production operations, to focus on a long-term diversified land usage and real estate development strategy (the “Strategic Transformation”). Due to increasing financial challenges from citrus greening disease and environmental factors for many seasons, we have decided to not spend further material capital on our citrus operations and to wind down substantially all of its Citrus’ primary operations after the current crop is harvested in the first half of calendar year 2025. In connection with this Strategic Transformation, on January 3, 2025, our Board of Directors (the “Board”) approved a reduction in our current workforce by up to 172 employees, which occurred effective on or about January 6, 2025 with respect to up to 135 employees, and will be effective on or about April 1, 2025 with respect to up to 37 employees (the “Workforce Reduction”). The Board’s decision is part of cost-reduction initiatives aimed at providing investors with a greater return on capital that includes the benefits and stability of a conventional agriculture investment, with the optionality that comes with active land management.
We currently estimate that we will incur charges of approximately $1,500 to $2,000 in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs. We expect that the majority of these charges will be incurred in the second and third quarters of 2025.
We may incur additional expenses not currently contemplated due to events associated with the Workforce Reduction. The charges that we expect to incur in connection with the Workforce Reduction are estimates and subject to a number of assumptions, and actual results may differ materially.
In addition, we have sold and intend to continue to sell many of the vehicles and equipment used in our Citrus operations; however, we are not currently able to estimate the proceeds on sale or the amount of the loss, if any, that may be incurred at this time. Furthermore, with the decision to move away from the Citrus production operations, we anticipate accelerating depreciation on the remaining book value of citrus trees, impacted by this decision, through the end of this year's harvest.
Tropicana Orange Purchase Agreement
On January 3, 2025, we delivered a notice (the “Notice”) to Tropicana Manufacturing Company, Inc. (“Tropicana”) in accordance with the Orange Purchase Agreement No. R641, dated April 11, 2024 (the “Agreement”), between us and Tropicana, under which we agree to sell, and Tropicana agrees to purchase, oranges from the groves identified therein. The Agreement grants us the right to remove certain acreages from the contract if, in our best judgment, such acreages are no longer economically viable, provided that Tropicana consents, which consent shall not be unreasonably withheld or delayed.

As detailed in the Notice, the our Board has determined that certain of the acreage specified in the Agreement is no longer economically viable for orange cultivation. As a result, we have provided the Notice to Tropicana seeking Tropicana’s consent for the removal of such acreage, effective at the end of the 2024/2025 crop year. Consequently, if Tropicana consents, its purchase obligations under the Agreement with respect to such acreage are expected to conclude upon the completion of the 2024/2025 crop year.

Land Sale
On December 19, 2024, we entered into an agreement to sell 1,177 acres of land for $7,297 ($6,200 per acre).

Condensed Consolidated Results of Operations
The following discussion provides an analysis of our results of operations for the three months ended December 31, 2024, as compared to 2023:

(in thousands)
	Three Months Ended December 31,		Change
	2024	2023	$	%
Operating revenues:
Alico Citrus	$16,326	$13,592	$2,734	20.1%
Land Management and Other Operations	568	393	175	44.5%
Total operating revenues	16,894	13,985	2,909	20.8%

Gross (loss) profit:
Alico Citrus	(8,785)	(14,515)	5,730	(39.5)%
Land Management and Other Operations	547	260	287	110.4%
Total gross (loss) profit	(8,238)	(14,255)	6,017	(42.2)%

General and administrative expenses	2,586	3,272	(686)	(21.0)%
Loss from operations	(10,824)	(17,527)	6,703	(38.2)%
Total other (expense) income, net	(607)	75,515	(76,122)	(100.8)%
(Loss) income before income taxes	(11,431)	57,988	(69,419)	(119.7)%
Income tax (benefit) provision	(2,180)	15,552	(17,732)	(114.0%)
Net (loss) income	(9,251)	42,436	(51,687)	(121.8)%
Net loss attributable to noncontrolling interests	84	509	(425)	(83.5)%
Net (loss) income attributable to Alico, Inc. common stockholders	$(9,167)	$42,945	$(52,112)	(121.3)%
Operating Revenue
The 20.8% increase in revenue for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, was primarily due to a 38.7% increase in the price per pound solid and a 11.6% increase in Grove management services, partially offset by a (13.3)% decrease in pound solids produced by the Early and Mid-Season harvest, which is discussed in further detail below.
Operating Expenses
The decrease in operating expenses for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, was primarily driven by a combination of the inventory adjustments recorded at September 30, 2024 on the ending inventory balance, as a result of the continued weak recovery from Hurricane Ian and the ongoing effects of citrus greening, which effectively lowered the inventory to be expensed in fiscal year 2025 and an inventory adjustment of $7,359 recognized at December 31, 2024, as compared to an inventory adjustment of $10,846 at December 31, 2023, which is discussed in further detail below. See Note 3. Inventories to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

General and Administrative Expense
General and administrative expense decreased $686 for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The decrease was primarily due to lower employee costs (as a result of lower bonus accruals) and lower professional fees.
Other (Expense) Income, net
Other (Expense) Income, net for the three months ended December 31, 2024 was a loss of $(607) as compared to income of $75,515 during the three months ended December 31, 2023, principally as a result of there being no land sales in the three months ended December 31, 2024, as compared to gains of $77,025 during the quarter ended December 31, 2023, driven by the sale of the Alico Ranch to the State of Florida.
Income Taxes
The income tax (benefit) provision was $(2,180) and $15,552 for the three months ended December 31, 2024 and 2023, respectively. The income tax benefit for the three months ended December 31, 2024 was principally due to the pre-tax loss and adjusted, primarily for the increased valuation allowance, which has been included in the annual effective tax rate. Based on both positive and negative evidence, management determined that it was not “more likely than not” the deferred tax assets will be realized. This is primarily due to the planned acceleration of book depreciation on the citrus producing assets, which is anticipated to result in a cumulative three-year loss during fiscal year ending September 30, 2025.

The following discussion provides an analysis of our operating segments:
Alico Citrus

(in thousands, except per box and per pound solids data)

	Three Months Ended December 31,		Change
	2024	2023	Unit	%
Operating Revenues:
Early and Mid-Season	$14,929	$12,395	$2,534	20.4%
Fresh Fruit and Other	626	506	120	23.7%
Grove Management Services	771	691	80	11.6%
Total	$16,326	$13,592	$2,734	20.1%
Boxes Harvested:
Early and Mid-Season	906	1,047	(141)	(13.5)%
Total Processed	906	1,047	(141)	(13.5)%
Fresh Fruit	37	31	6	19.4%
Total	943	1,078	(135)	(12.5)%
Pound Solids Produced:
Early and Mid-Season	4,047	4,666	(619)	(13.3)%
Total	4,047	4,666	(619)	(13.3)%
Pound Solids per Box:
Early and Mid-Season	4.47	4.46	0.01	0.2%
Price per Pound Solids:
Early and Mid-Season	$3.69	$2.66	$1.03	38.7%
Price per Box:
Fresh Fruit	$15.51	$16.32	$(0.81)	(5.0)
Operating Expenses:
Cost of Sales	$20,508	$23,602	$(3,094)	(13.1)%
Harvesting and Hauling	4,095	4,076	19	0.5%
Fresh Fruit and Other	50	61	(11)	(18.0)%
Grove Management Services	458	368	90	24.5%
Total	$25,111	$28,107	$(2,996)	(10.7)%

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
Comparison of the Three Months Ended December 31, 2024 and 2023 for the Alico Citrus Segment
The 20.1% increase in revenue for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, was primarily due to a 38.7% increase in the price per pound solid, partially offset by a (13.3)% decrease in pound solids produced by the Early and Mid-Season harvest. The increase in the price per pound solid is the result of more favorable pricing in one of our contracts with Tropicana; however as a result of fruit drop caused by Hurricane Milton, we picked fewer pound solids than in the prior year period.
For the three months ended December 31, 2024, we recognized an increase in revenue from sales of Fresh Fruit and Other of $120, compared to the same period in the prior year, driven by a 19.4% increase in the amount of Fresh Fruit and Other that was produced.
Revenue for the three months ended December 31, 2024 from the grove owners relating to Grove Management Services increased 11.6%, compared to the prior year, principally due to a significant increase in caretaking services performed at the request of one of our Grove Management Services customers.
For the three months ended December 31, 2024, we recognized a decrease in Cost of Sales of $3,094 compared to the same period in the prior year, which was driven by a combination of the inventory adjustment recorded at September 30, 2024 on the ending inventory balance, as a result of the continued weak recovery from Hurricane Ian and the ongoing effects of citrus greening, which effectively lowered the inventory to be expensed in fiscal year 2025 and an inventory adjustment of $7,359 recognized at December 31, 2024, as compared to an inventory adjustment of $10,846 at December 31, 2023, as a result of the slow recovery of our trees from the effects of Hurricane Ian in September 2022.
For the three months ended December 31, 2024, Harvesting and Hauling expenses were relatively flat, when compared to the same period in the prior year, despite a (12.5)% decrease in boxes harvested, due to an increase in the cost per box harvested, partially offset by fewer boxes being harvested.
The 24.5% increase in operating expenses relating to grove management services for the three months ended December 31, 2024 compared to December 31, 2023 was due to a significant increase in caretaking services performed at the request of one of our Grove Management Services customers.

Land Management and Other Operations
The table below presents key operating measures for the three months ended December 31, 2024 and 2023 for the Land Management and Other Operations segment:

(in thousands)	Three Months Ended December 31,		Change
	2024	2023	$	%
Revenue From:
Land and Other Leasing	$479	$314	$165	52.5%
Other	89	79	10	12.7%
Total	$568	$393	$175	44.5%
Operating Expenses:
Land and Other Leasing	$17	$132	$(115)	(87.1)%
Other	4	1	3	NM
Total	$21	$133	$(112)	(84.2)%
NM = Not meaningful
Components of Results of Operations for Land Management and Other Operations Segment
Land and Other Leasing includes lease income from leases for grazing rights, hunting leases, a farm lease, leases to third parties of aggregate mines, leases of oil extraction rights to third parties, and other miscellaneous income.
Land and Other Leasing operating expenses includes real estate, property taxes, general and administrative expenses including salaries, benefits and legal.
Comparison of the Three Months Ended December 31, 2024 and 2023 for the Land Management and Other Operations Segment
Land Management and Other Operations revenue for the three months ended December 31, 2024 increased 44.5% as compared to the same period in the prior year principally due to an increase in rock and sand royalty income and sod sales, partially offset by lower farm, grazing and hunting lease revenues due to the sale of the Alico Ranch.
The decrease in operating expenses from Land Management and Other Operations for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, was primarily due to lower property and real estate taxes as a result of the sale of the Alico Ranch.
Seasonality
We have historically been primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. As a result, the second and third quarters of our fiscal year produce most of the Company’s annual revenue. However, due to lower production in the current and prior years, more of the citrus crop was harvested in the first and second quarters of the fiscal years. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles; however, as the harvest cycles have moved, our working capital requirements are now greater in the third and fourth quarters of the fiscal year. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. In light of the Strategic Transformation, we have decided not to allocate additional material capital to our citrus operations. As a result, we expect these seasonal patterns to diminish as we wind down those operations.

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	December 31, 2024	September 30, 2024	Change

Cash and cash equivalents	$4,388	$3,150	$1,238
Total current assets	$40,818	$40,627	$191
Total current liabilities	$8,437	$10,651	$(2,214)
Working capital	$32,381	$29,976	$2,405
Total assets	$397,596	$398,719	$(1,123)
Principal amount of term loans and lines of credit (a)	$105,299	$92,551	$12,748
Current ratio	4.84 to 1	3.81 to 1
Debt to total assets ratio	0.26 to 1	0.23 to 1
a - Excludes deferred financing costs
Sources and Uses of Liquidity and Capital

Our business has historically generated full fiscal year positive net cash flows from operating activities, although the net cash flow in the first quarter of each fiscal year has been negative because of seasonality and the associated need to expend cash in advance of generating revenues from the harvesting season. In light of recent hurricanes, costs of maintaining the citrus groves and harvesting and hauling of citrus products continue to increase, and we continue to evaluate the short and long-term use of our land, and in January 2025 we announced a strategic transformation in our business focus, to wind down our Alico Citrus division, which holds our citrus production operations, to focus on a long-term diversified land usage and real estate development strategy. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under our credit facilities, and access to capital markets. Access to additional borrowings under our RLOC is subject to the satisfaction of customary borrowing conditions. As a public company, we may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating; (ii) liquidity of the overall capital markets; and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms, or at all.

The principal uses of cash that affect our liquidity position include the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions. Our expected principal uses of cash that affect our liquidity position, in light of the strategic transformation and the workforce reduction, are expected to include lower employee costs, lower costs of maintaining citrus groves and lower capital expenditures.
During the three months ended December 31, 2024, we recorded an additional valuation allowance against our deferred tax assets, which is recorded in the annual effective tax rate. We are required to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss expected to be incurred over a three-year period during the year ending September 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
Management believes that a combination of cash-on-hand, cash generated from operations, asset sales and availability under our RLOC will provide sufficient liquidity to service the principal and interest payments on our indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. However, this is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

Borrowing Facilities and Long-term Debt
We have a $95,000 RLOC, of which $73,506 and $86,606 was available for general use as of December 31, 2024 and September 30, 2024, respectively (see Note 7. Long-Term Debt and Lines of Credit to the accompanying Condensed Consolidated Financial Statements). We may utilize the available cash to pay down indebtedness, pursue citrus grove acquisitions, conduct share repurchases, and possibly reinstate increased dividends. If we choose to pursue significant growth and other corporate opportunities, these actions could have a material adverse impact on our cash balances and may require us to finance such activities by drawing down on our lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact our ability to pursue different growth and other corporate opportunities.
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
Our credit facilities are subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $175,263 applicable for the year ended September 30, 2025; (iii) minimum current ratio of 1.50 to 1.00; and (iv) debt to total assets ratio not greater than 0.625 to 1.00. The Amended Credit Agreement also includes a 55.0% LTV CAP on the value of the term loans and RLOC capacity. At December 31, 2024, the Company was able to draw the entire amount of the RLOC, less current borrowings, and remain under the LTV Cap.
Cash Flows
Cash and cash equivalents and restricted cash decreased from $21,262 as of December 31, 2023, to $5,150 as of December 31, 2024. The components of these changes are discussed below.

(in thousands)	Three Months Ended December 31,		Change
	2024	2023
Net cash used in operating activities	$(7,597)	$(13,169)	$5,572
Net cash (used in) provided by investing activities	(3,017)	75,225	(78,242)
Net cash provided by (used in) financing activities	12,366	(44,486)	56,852
Net increase in cash and cash equivalents and restricted cash	$1,752	$17,570	$(15,818)
Net Cash Used In Operating Activities
The $5,572 decrease in Net cash used in operating activities was driven by an increase in revenue due to an increase in the price per pound, solid as the result of more favorable pricing in one of our contracts with Tropicana, and lower spending on caretaking (resulting in a lower inventory balance) during the three months ended December 31, 2024, as compared to the three months ended December 31, 2023.
Net Cash (Used In) Provided By Investing Activities
The $(78,242) change in Net cash (used in) provided by investing activities for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, was principally the result of there being no land sales in the three months ended December 31, 2024, as compared to proceeds of $79,090, driven by the sale of the Alico Ranch to the State of Florida during the three months ended December 31, 2023.
Net Cash Provided By (Used In) Financing Activities
The increase of $56,852 in Net cash provided by (used in) financing activities for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, was primarily due to the an increase in net borrowings under the RLOC during three months ended December 31, 2024, as compared to the repayment of $19,094 of Met Life

Variable-Rate Term debt and the outstanding balance on the WCLC, with the proceeds from the sale of 17,229 acres of the Alico Ranch in the prior year period.
At December 31, 2024 and September 30, 2024, $73,506 and $86,606, respectively, were available under the RLOC.
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
See Note 1. Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a detailed description of recent accounting pronouncements. There have been no material changes to the Company’s Critical Accounting Policies and Estimates from those reflected in the Company’s 2024 Annual Report on Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness management identified in our internal control over financial reporting as previously disclosed in our Annual Report on the Form 10-K for the fiscal year ended September 30, 2024.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, management identified a material weakness in our internal control over financial reporting that relates to controls around the completeness and accuracy of spreadsheet controls used in the preparation of the Company’s inventory net realizable value calculation and continued to exist as of December 31, 2024.
The identification of this material weakness did not result in a change to any of our previously reported consolidated audited or unaudited balance sheets, statements of operations, statements of changes in equity, statement of cash flows or related disclosures.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, during the quarter ended December 31, 2024 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The following is a description of key known factors that we believe may materially affect our business, financial condition, results of operations or cash flows. They should be considered carefully, together with the information set forth elsewhere in this Quarterly Report, and with our other filings with the SEC. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects, as well as our ability to accomplish our strategic objectives.

Risks Related to our Business

If we are unable to successfully develop and execute our strategic growth initiatives, or if they do not adequately address the challenges or opportunities we face, our business, financial condition and prospects may be adversely affected.

Our success is dependent, in part, on our ability to identify, develop and execute appropriate strategic growth initiatives that will enable us to achieve sustainable growth in the long term. The implementation of our strategic initiatives is subject to both the risks affecting our business generally and the inherent risks associated with implementing new strategies. These strategic initiatives have included, for example, beginning in 2023 a multi-year entitlement process for our 4,500-acre grove near Fort Myers, in Collier County, which has included, but is not limited to, the completion of environmental assessments, the development of conservation strategies, the preparation of market assessments to facilitate planning and beginning to conduct selective stakeholder outreach efforts. In addition, on January 6, 2025, we announced a strategic transformation in the Company’s business focus, to wind down our Alico Citrus division, which holds our citrus production operations, to focus on our long-term diversified land usage and real estate development strategy (the “Strategic Transformation”). Due to increasing financial challenges from citrus greening disease and environmental factors for many seasons, we have decided to not spend further material capital on our citrus operations and we plan to wind down Alico Citrus’ primary operations after the current crop is harvested in 2025, which includes reducing most of our citrus production workforce. We expect to maintain our commitment to the Florida agriculture industry through diversified farming operations on nearly all our land holdings following this citrus production transition. We also expect to entitle certain parcels of our land for commercial and residential development.

Successfully executing our diversified land usage and real estate development strategy will depend on many factors, including our ability to:

•secure necessary regulatory approvals and permits for land development projects;
•effectively manage and allocate resources to new business initiatives;
•attract and retain skilled personnel with expertise in diversified land usage and real estate development;
•navigate potential market fluctuations and economic conditions;
•manage our commercial relationships and comply with our obligations under agreements with our commercial counterparties, including Tropicana and other citrus customers, as well as real estate acquirers and developers; maintain strong relationships with lenders and continue to satisfy covenants and conditions under current loan agreements; and
•address potential environmental and zoning issues, and other challenges inherent in real estate development.

The Strategic Transformation and other strategic initiatives that may relate to the management and utilization of our land may not be successful in generating revenues or improving operating profit and, if they are, it may take longer than anticipated. As a result, and depending on evolving conditions and opportunities, we may need to adjust our strategic initiatives and such changes could be substantial, including modifying or terminating one or more of such initiatives. Termination of such initiatives may require us to write down or write off the value of our investments in them. Transition and changes in our strategic initiatives may also create uncertainty in our employees, customers and partners that could adversely affect our business and revenues. In addition, we may incur higher than expected or unanticipated costs in implementing our strategic initiatives, attempting to attract revenue opportunities or changing our strategies. There can be no assurance that the implementation of the Strategic Transformation or any other strategic growth initiative will be successful, and we may not realize anticipated benefits at levels we project or at all, which would adversely affect our business, financial condition and prospects.

Our workforce reduction may not result in our intended outcomes and may yield unintended consequences and additional costs.

In connection with the Strategic Transformation, on January 3, 2025, the Board of Directors (the “Board”) approved a reduction in the Company’s current workforce by up to 172 employees, which was effective on or about January 6, 2025 with respect to up to 135 employees, and which will be effective on or about April 1, 2025 with respect to up to 37 employees (the “Workforce Reduction”). The Company currently estimates that it will incur charges of approximately $1,500 to $2,000 in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs. The Company expects that the majority of these charges will be incurred in the second and third quarters of 2025.

The Company may incur additional expenses not currently contemplated due to events associated with the Workforce Reduction and the charges that the Company expects to incur in connection with the Workforce Reduction are estimates and subject to a number of assumptions, and actual results may differ materially. The Workforce Reduction may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the Workforce Reduction. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The Workforce Reduction could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. The Workforce Reduction could also harm our reputation, making our ability to recruit skilled personnel difficult. If we are unable to realize the anticipated benefits from the Workforce Reduction, or if we experience significant adverse consequences from the Workforce Reduction, our business, financial condition, and results of operations may be materially adversely affected.

Adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change and hurricanes and tropical storms, particularly because our citrus groves are geographically concentrated in Florida, have in the past and could in the future impose significant costs and losses on our business and adversely affect our results of operations, financial position and cash flows.

Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common and may occur with higher frequency or be less predictable in the future due to the effects of climate change. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Citrus groves are subject to damage from frost and freezes, and this has happened periodically in the past. In some cases, the fruit is damaged or ruined; in the case of extended periods of cold, the trees can also be damaged or killed. These factors have in the past and could in the future increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our citrus operations are concentrated in central and south Florida, with our groves located in parcels in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties. Because our groves are located in close proximity to each other, the impact of adverse weather conditions has been and may continue to be material to our results of operations, financial position and cash flows. Florida is particularly susceptible to the occurrence of hurricanes and tropical storms. Depending on where any particular hurricane or tropical storm makes landfall, our properties have in the past and could in the future experience significant, if not catastrophic damage. Hurricanes and tropical storms have the potential to destroy crops and impact citrus production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus operations and could result in a loss of operating revenues from those products for a multi-year period. For instance, recent Hurricane Ian had a material adverse effect on the fruit production from our trees for the 2023 harvest season and, potentially to a lesser extent, the next season and future seasons. Furthermore, recent and future hurricanes and tropical storms may lead to inventory impairment charges. We recognized an inventory impairment charge of $19,549 in the fourth quarter of the year ended September 30, 2024 related to our 2024-2025 estimated harvest. We seek to minimize hurricane risk by the purchase of insurance contracts, but a significant portion of our crops remain uninsured. In addition to hurricanes and tropical storms, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes (such as the freeze in the last week of January 2022), unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or properties. Given the significant impact of these conditions, we have evaluated and may continue to evaluate strategic options for the management and utilization of our land. In January 2025, we announced the Strategic Transformation under which we plan to wind down our Alico Citrus division, which holds our citrus production operations, after the current crop is harvested in 2025. We expect that approximately 3,460 citrus acres will be managed by third-party caretakers for another season through 2026. These adverse weather conditions may continue to negatively impact our results of operations and financial position related to our citrus operations during the remaining harvests. Furthermore, adverse weather conditions may also affect our results of operations and financial position as we shift our focus to our long-term land development strategy.

A significant portion of our revenues are historically derived from our citrus business and our Strategic Transformation involves expected significant revenue shift to real estate development and diversified farming operations and any adverse event affecting these areas could disproportionately harm our business.

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

In January 2025, we announced the Strategic Transformation in the Company’s business focus, to wind down our Alico Citrus division, which holds our citrus production operations, to focus on our long-term diversified land usage and real estate development strategy. Consequently, we expect a significant portion of our future revenues to come from land usage and real estate development. However, there is no assurance of success, and adverse events or market conditions affecting these areas could negatively impact our results of operations, financial condition, and cash flows.

Our failure to effectively perform grove management services could materially and adversely affect our business, financial condition, and results of operations.

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

We depend on our relationship with Tropicana and Tropicana’s relationship with certain third parties for a significant portion of our Citrus Segment’s business. Any disruption in these relationships, or termination of additional acreage under our agreements with Tropicana, could cause a reduction in our Citrus Segment’s revenues and cash flows.

Our contracts with Tropicana accounted for 86.8% and 81.3%, of our revenues in the years ended September 30, 2024 and 2023, respectively. Our agreements with Tropicana grant the Company the right to remove certain acreages from the agreement if, in the Company’s best judgment, such acreages are no longer economically viable, provided that Tropicana consents, which consent shall not be unreasonably withheld or delayed. On January 3, 2025, we delivered a notice to Tropicana stating that our Board had determined that certain of the acreage specified in the agreement is no longer economically viable for orange cultivation, and seeking Tropicana’s consent for the removal of such acreage from the agreement, effective at the end of the 2024/2025 crop year. Consequently, if Tropicana consents, its purchase obligations under the agreement with respect to such acreage are expected to conclude upon the completion of the 2024/2025 crop year, substantially reducing the amount of oranges we sell to Tropicana in future crop years, as well as the anticipated revenues (and expenses) relating to such acreage. With respect to the remaining acreages covered by our citrus supply contracts, if we need to further reduce the acreage covered under the agreement, or the loss of Tropicana as a customer or significant reduction in business with Tropicana may cause a an adverse impact to our Citrus Segment’s financial position, results of operations and cash flows.

Our agricultural products are subject to supply and demand pricing which is not predictable.

Agricultural operations are subject to supply and demand pricing. Although our processed citrus is subject to minimum pricing, we are unable to predict with certainty the final price we will receive for our products. In some instances, the harvest and growth cycle will dictate when agricultural products must be marketed which may or may not be advantageous in obtaining the best price. Excessive supplies tend to cause severe price competition and lower prices for the commodity affected. Limited supply of certain agricultural commodities due to world and domestic market conditions can cause commodity prices to rise in certain situations.

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

We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in the U.S. immigration laws. Immigration reform and enforcement has been attracting significant attention from the U.S. Government, with enforcement operations taking place across the country, resulting in arrests and detentions of unauthorized workers. If new immigration legislation is enacted under President Trump’s administration and/or if enforcement actions are taken against available personnel including under President Trump’s recent executive order, such legislation and/or enforcement activities may contain provisions that could significantly reduce the number and availability of workers. Termination of a significant number of personnel who might be found to be unauthorized workers, or the scarcity of other available personnel to harvest our agricultural products, could cause harvesting costs to increase, or could lead to the loss of product that is not timely harvested, which could have a material adverse effect to our citrus grove business, financial condition, results of operations and cash flows.

Harm to our reputation could have an adverse effect on our business, financial condition and results of operations.

Maintaining a strong reputation with fruit processors and third-party partners is critical to the success of our business. We devote significant time and resources to training programs, relating to, among other things, ethics, compliance and product safety and quality, as well as sustainability goals, and have published ESG goals (i.e., environmental, social and governance), including relating to environmental impact, sustainability and inclusion, as part of our ESG strategy. Despite these efforts, we may not be successful in achieving our goals, may modify or terminate any of these goals, might provide materially inaccurate information, or might receive negative publicity about the Company, including relating to product safety, quality, efficacy, ESG or similar issues, whether real or perceived, and reputational damage could occur. In addition, our products could face withdrawal, recall or other quality issues, which could lead to decreased demand for our products or services and reputational damage. Furthermore, anti-ESG or anti-diversity, equity and inclusion sentiment is gaining momentum across the United States, with several states having enacted or proposed anti-ESG or anti-DEI policies or legislation, and several state and federal governmental authorities filing suit alleging that ESG or DEI measures or initiatives violate law. We could be sued for our ESG or diversity policies and/or programs. If we were sued under any of these claims, our financial condition, reputation or business could be adversely impacted.

Widespread use of social media and networking sites by advocates and opponents has greatly increased the accessibility and speed of dissemination of information. Negative publicity, posts or comments about the Company, whether accurate or inaccurate, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media or in other formats.

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

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on the productivity of our citrus groves, it could have an adverse impact on our business and results of operations. The increasing concern over climate change also has resulted in and may result in more regional, federal, and global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases or climate change, including the SEC climate change disclosure rules. In light of such regulation and legal requirements, we may experience significant increases in our compliance costs, costs of operations, including, but not limited to, increased energy, environmental, and other costs and capital expenditures, as well as could lead to increased litigation risks related to disclosures made pursuant to this regulation and/or legal requirements, any of which could materially and adversely affect our financial performance. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our financial condition and results of operations.

ESG issues, including those related to climate change, our workforce and sustainability, may have an adverse effect on our business, financial condition, results of operations, and cash flows and damage our reputation.

Companies across all industries are facing increasing, evolving, and diverging scrutiny relating to their ESG policies, initiatives and disclosures from governments, regulators, investors, consumers, employees and other stakeholders. Increased and varied focus and activism related to ESG may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices, or due to our focus on ESG practices at all. In particular, certain customers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, microplastics, plastic waste, and other sustainability concerns. However, increasingly, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. There have also been changing consumer preferences for natural or organic products and ingredients and increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain consumer products. Responding to and complying with these preferences, concerns and demands could cause us to incur additional costs or to make changes to our operations that could negatively affect our business, financial condition and results of operations.

In addition, the increased emphasis by some stakeholders on ESG matters has resulted in, and may continue to result in, the adoption of laws, regulations, and executive orders, which may include reporting requirements, which may not always be uniform across jurisdictions, and which could lead to increased compliance costs, as well as increased scrutiny regarding our ESG activities and disclosures, which may lead to increased litigation risks. Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or cannot currently be independently verified. If we do not adapt to or comply with new regulations or fail to meet our ESG goals, or meet the evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the evolving concern for, or perception of ESG issues, fruit processors and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business, financial condition, results of operations and cash flows may be adversely affected.

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

Management’s assessment of our internal control over financial reporting as of September 30, 2024 concluded that our internal control over financial reporting was not effective and that a material weakness existed related to controls around the completeness and accuracy of its spreadsheet controls used in the preparation of our inventory net realizable value calculations. As described in “Part II-Item 9A-Controls and Procedures,” we plan to begin the process of remediating our identified material weakness. Management’s continuing evaluation and work to enhance our internal control over financial reporting may require the dedication of additional resources and management time and expense. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations, which in turn could affect the market price of our securities. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected. The current material weakness or any weaknesses or deficiencies identified in the future could also hurt confidence in our business and the accuracy and completeness of our financial statements, and adversely affect our ability to do business with these groups.

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

During the year ended September 30, 2024, we continued to experience inflationary pressure on labor costs, which we expect to continue through 2025. A number of external factors, including the deadly conflicts in Ukraine and Israel, as well as responses to such events including sanctions or other restrictive actions, by the United States and/or other countries, new tariffs, pandemics or health crises, adverse weather conditions, increases in fuel prices, supply chain disruptions (including raw material shortages) and labor shortages have impacted, and may continue to impact, transportation and commodity costs and create significant macroeconomic uncertainty. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results. The extent to which current macroeconomic conditions will continue to impact our results will depend on future developments, which are uncertain. Potential negative impacts of these uncertain conditions could include, but are not limited to, the following:

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

Cybersecurity attacks and risks in particular are becoming more varied, and include threats from diverse vectors such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, as a result of viruses, malicious software or malicious code (including embedded in open-source software), misconfigurations, bugs or other vulnerabilities that are integrated into our (or our third party’s) IT systems. The threat landscape is constantly evolving as threat actors become increasingly sophisticated in using techniques and tools - including artificial intelligence and other emerging technologies - for malicious purposes. In addition, sophisticated hardware and operating system software and applications that we develop internally or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.

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

New laws or changes to existing regulations, including under President Trump’s administration, may require us to incur significant costs and change our operations, potentially hindering our ability to grow our business by leveraging our data assets. In addition, any failure or perceived failure to comply with privacy and security laws and regulations could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions, and significant costs for defense or liabilities, along with negative publicity and an erosion of trust. Such event could materially harm our business, results of operations, and financial condition.

Risks Related to Our Indebtedness

We maintain a significant amount of indebtedness, which could adversely affect our financial condition, results of operations or cash flows, and may limit our operational and financing flexibility and negatively impact our business.

As of December 31, 2024, we had $105,299 in principal amount of indebtedness outstanding under our secured credit facilities (excluding deferred financing costs), and an additional availability of $73,506 is available under our revolving line of credit. Our loan agreements, as well as other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs, which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants, including financial covenants that require us to comply with specified financial ratios and tests, and covenants that may restrict certain changes to our business model. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In addition, some of our loan agreements are secured by specific parcels of our land holdings, which are appraised from time to time. Our adherence to these land covenants relies on the most recent land valuations, and we cannot ensure that these valuations will remain constant over time. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. In the short-term, we expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur. In the long-term, as a result of the Strategic Transformation, we expect that we will depend primarily upon our land management, diversified farming operations, and real estate development activities to pay such amounts. We have used proceeds from land sales to repay variable rate debt in the past and expect to use future proceeds from land sales to repay variable rate debt. Land available for sale in the future to raise additional funds includes productive land, the disposition of which may negatively affect our agribusiness revenue stream. In addition, there are factors beyond our control that could negatively affect our agribusiness revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

We may be unable to generate sufficient cash flow to service our debt obligations.

To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and various financial, business, and other factors, many of which are beyond our control. These factors include, among others:

•Economic and competitive conditions;
•Changes in laws and regulations;
•Operating difficulties, increased operating costs or pricing pressures we may experience; and
•Delays in implementing any strategic projects, including potential delays in implementing the Strategic Transformation.

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

Our credit facility currently bears interest at variable rates, which will generally change as interest rates change. Currently, we are experiencing, and are expecting to continue to experience, changes in interest on our variable rate RLOC. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our credit facility, any of which could materially adversely affect our business, financial condition, results of operations and cash flows.

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
•regulatory or legal developments; including under President Trump’s administration;
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.
Item 5. Other Information
a)None.
b)None.
c)During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, dated February 17, 1972	10-K	00-000261	3.1	12/11/2017

3.2	Certificate of Amendment to Certificate of Incorporation, dated January 7, 1974	S-8	333-130575	4.2	12/21/2005

3.3	Amendment to Articles of Incorporation, dated January 14, 1987	S-8	333-130575	4.3	12/21/2005

3.4	Amendment to Articles of Incorporation, dated December 27, 1988	S-8	333-130575	4.4	12/21/2005

3.5	Second Amended By-Laws of Alico, Inc., amended and restated	8-K	000-00261	3.6	1/15/2021

10.1	Tropicana Supply Agreement Notice					*

10.2	Second Amended and Restated Employment Agreement between Alico, Inc. and Mr. Kiernan, dated as of December 23, 2024					*

10.3	Amended and Restated Annual Performance and Long-Term Bonus Agreement between Alico, Inc., and Mr. Kiernan, dated as of December 23, 2024					*

10.4	Performance-Based Restricted Stock Unit Award Agreement between Alico, Inc., and Mr. Kiernan, dated as of December 23, 2024					*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

February 12, 2025	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

February 12, 2025	By:	/s/ Bradley Heine
Bradley Heine
Chief Financial Officer
(Principal Financial and Accounting Officer)