Form 10-Q
period 2025-03-31
ALICO, INC.
filed 2025-05-13
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 7,642,085 shares of common stock outstanding at May 8, 2025.

ALICO, INC.
FORM 10-Q
For the three and six months ended March 31, 2025 and 2024
PART I
Item 1. Condensed Consolidated Financial Statements

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding future actions, business plans and prospects, prospective products, trends, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, plans relating to dividends, government regulations, the adequacy of our liquidity to meet our needs for the foreseeable future, expectations regarding income taxes, statements regarding the Company’s planned Strategic Transformation (as defined herein) and reduction in force, plans to sell vehicles and equipment used in the Company’s citrus production operations, the development of the Corkscrew Grove Villages, expectations regarding acceleration of depreciation of the remaining book value of the Company’s citrus trees, the future of the Company’s land holdings, expectations of third parties for the provision of caretaking services for certain acres, and our expectations regarding market conditions. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as such as “may,” “will,” “could,” “should,” “would,” “believes,” “expects,” “anticipates”, “estimates”, “projects,” “intends,” “plans” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: our implementation of our planned Strategic Transformation; our plan to wind down our citrus production operations to focus on our long-term diversified land usage and real estate development strategy; our ability to secure necessary regulatory approvals and permits for land development projects, effectively manage and allocate resources to new business initiatives, attract and retain skilled personnel with expertise in diversified land usage and real estate development, navigate potential market fluctuations and economic conditions, maintain strong relationships with lenders and continue to satisfy covenants and conditions under current loan agreements and address potential environmental and zoning issues, and other challenges inherent in real estate development; our ability to increase our revenues from land usage and real estate development; adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change and hurricanes and tropical storms; risks related to our expected significant revenue shift to real estate development and diversified farming operations; our ability to effectively perform grove management services, or to effectively manage our portfolio of groves; our relationship with Tropicana; if certain criteria are not met under one of our contracts with Tropicana, we could experience a significant reduction in revenues and cash flows; product contamination and product liability claims; water use regulations restricting our access to water; changes in immigration laws; harm to our reputation; tax risks associated with a Section 1031 Exchange; risks associated with the undertaking of one or more significant corporate transactions; the seasonality of our citrus business; fluctuations in our earnings due to market supply and prices and demand for our products; climate change, or legal, regulatory, or market measures to address climate change; Environmental, Social and Governance issues, including those related to climate change and sustainability; increases in labor, personnel and benefits costs; increases in commodity or raw product costs, such as fuel and chemical costs; transportation risks; any change or the classification or valuation methods employed by county property appraisers related to our real estate taxes; liability for the use of fertilizers, pesticides, herbicides and other potentially hazardous substances; compliance with applicable environmental laws; loss of key employees; material weaknesses and other control deficiencies relating to our internal control over financial reporting; macroeconomic conditions, such as rising inflation, changes in trade policies and the imposition of tariffs, and the deadly conflicts in Ukraine and Israel; system security risks, data protection breaches, cybersecurity incidents and systems integration issues; our indebtedness and ability to generate sufficient cash flow to service our debt obligations; higher interest expenses as a result of variable rates of interest for our debt; our ability to continue to pay cash dividends and the other factors described under the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Except as required by law, we do not undertake an obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

As used in this Quarterly Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Alico” refer to the operations of Alico, Inc. and its consolidated subsidiaries.

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,659	$3,150
Accounts receivable, net	9,973	771
Inventories	7,247	30,084
Income tax receivable	1,058	1,958
Assets held for sale	9,850	3,106
Prepaid expenses and other current assets	1,181	1,558
Total current assets	43,968	40,627
Restricted cash	762	248
Property and equipment, net	193,986	352,733
Goodwill	2,246	2,246
Other non-current assets	2,203	2,865
Total assets	$243,165	$398,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,153	$3,362
Accrued liabilities	3,668	5,366
Current portion of long-term debt	1,410	1,410
Other current liabilities	674	513
Total current liabilities	7,905	10,651
Long-term debt, net	81,654	82,313
Lines of credit	6,494	8,394
Deferred income tax liabilities, net	11,800	40,873
Other liabilities	101	193
Total liabilities	107,954	142,424
Commitments and Contingencies - Note 13.
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,637,657 and 7,628,639 shares outstanding at March 31, 2025 and September 30, 2024, respectively	8,416	8,416
Additional paid in capital	20,274	20,184
Treasury stock, at cost, 778,488 and 787,506 shares held at March 31, 2025 and September 30, 2024, respectively	(26,420)	(26,694)
Retained earnings	127,937	249,253
Total Alico stockholders’ equity	130,207	251,159
Noncontrolling interest	5,004	5,136
Total stockholders’ equity	135,211	256,295
Total liabilities and stockholders’ equity	$243,165	$398,719

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Operating revenues:
Alico Citrus	$17,253	$17,762	$33,579	$31,354
Land Management and Other Operations	727	351	1,295	744
Total operating revenues	17,980	18,113	34,874	32,098
Operating expenses:
Alico Citrus	167,607	36,142	192,718	64,249
Land Management and Other Operations	70	129	91	262
Total operating expenses	167,677	36,271	192,809	64,511
Gross loss	(149,697)	(18,158)	(157,935)	(32,413)
General and administrative expenses	3,388	2,321	5,974	5,593
Loss from operations	(153,085)	(20,479)	(163,909)	(38,006)
Other income (expense), net:
Interest income	59	155	106	250
Interest expense	(1,159)	(663)	(2,057)	(2,268)
Gain on sale of property and equipment	15,847	4	15,847	77,029
Other income, net	11	—	255	—
Total other income (expense), net	14,758	(504)	14,151	75,011
(Loss) income before income taxes	(138,327)	(20,983)	(149,758)	37,005
Income tax (benefit) provision	(26,894)	(4,970)	(29,074)	10,582
Net (loss) income	(111,433)	(16,013)	(120,684)	26,423
Net loss attributable to noncontrolling interests	48	209	132	718
Net (loss) income attributable to Alico, Inc. common stockholders	$(111,385)	$(15,804)	$(120,552)	$27,141
Per share information attributable to Alico, Inc. common stockholders:
(Loss) earnings per common share:
Basic	$(14.58)	$(2.07)	$(15.79)	$3.56
Diluted	$(14.58)	$(2.07)	$(15.79)	$3.56
Weighted-average number of common shares outstanding:
Basic	7,637	7,620	7,635	7,618
Diluted	7,637	7,620	7,635	7,618

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

		For the Three Months Ended March 31, 2025

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	8,416	$8,416	$20,226	783	$(26,557)	$239,704	$241,789	$5,052	$246,841
Net loss	—	—	—	—	—	(111,385)	(111,385)	(48)	(111,433)
Dividends ($0.05/share)	—	—	—	—	—	(382)	(382)	—	(382)
Stock-based compensation	—	—	48	(5)	137	—	185	—	185
Balance at March 31, 2025	8,416	$8,416	$20,274	778	$(26,420)	$127,937	$130,207	$5,004	$135,211

		Three Months Ended March 31, 2024

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	8,416	$8,416	$20,064	800	$(27,099)	$286,368	$287,749	$4,877	$292,626
Net loss	—	—	—	—	—	(15,804)	(15,804)	(209)	(16,013)
Dividends ($0.05/share)	—	—	—	—	—	(382)	(382)	—	(382)
Stock-based compensation		—	45	(4)	130	—	175	—	175
Balance at March 31, 2024	8,416	$8,416	$20,109	796	$(26,969)	$270,182	$271,738	$4,668	$276,406

		For the Six Months Ended March 31, 2025

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares (1)	Amount
Balance at September 30, 2024	8,416	$8,416	$20,184	788	$(26,694)	$249,253	$251,159	$5,136	$256,295
Net income (loss)	—	—	—	—	—	(120,552)	(120,552)	(132)	(120,684)
Dividends ($0.10/share)	—	—	—	—	—	(764)	(764)	—	(764)
Stock-based compensation	—	—	90	(9)	274	—	364	—	364
Balance at March 31, 2025	8,416	$8,416	$20,274	778	$(26,420)	$127,937	$130,207	$5,004	$135,211
(1) - May not foot due to rounding.

		Six Months Ended March 31, 2024

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2023	8,416	$8,416	$20,045	806	$(27,274)	$243,804	$244,991	$5,386	$250,377
Net income (loss)	—	—	—	—	—	27,141	27,141	(718)	26,423
Dividends ($0.10/share)	—	—	—	—	—	(763)	(763)	—	(763)
Stock-based compensation	—	—	64	(10)	305	—	369	—	369
Balance at March 31, 2024	8,416	$8,416	$20,109	796	$(26,969)	$270,182	$271,738	$4,668	$276,406

See accompanying notes to the unaudited condensed     consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended March 31,
	2025	2024
Net cash used in operating activities
Net (loss) income	$(120,684)	$26,423
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, depletion and amortization	126,261	7,602
Amortization of debt issue costs	166	149
Gain on sale of property and equipment	(15,847)	(77,029)
Impairment of long-lived assets	24,966	—
Loss on disposal of long-lived assets	780	938
Inventory net realizable value adjustment	9,895	28,549
Deferred income tax (benefit) provision	(29,073)	470
Stock-based compensation expense	364	369
Other	(302)	68
Changes in operating assets and liabilities:
Accounts receivable	(9,202)	(8,661)
Inventories	12,942	(5,912)
Prepaid expenses	377	(13)
Income tax receivable	900	1,200
Other assets	(106)	99
Accounts payable and accrued liabilities	(2,457)	(1,647)
Income taxes payable	—	8,021
Other liabilities	449	(367)
Net cash used in operating activities	(571)	(19,741)

Cash flows from investing activities:
Purchases of property and equipment	(3,481)	(11,520)
Net proceeds from sale of property and equipment	18,874	79,132
Notes receivable	570	—
Change in deposits on purchase of citrus trees	—	(375)
Net cash provided by investing activities	15,963	67,237

Cash flows from financing activities:
Repayments on revolving lines of credit	(21,200)	(44,032)
Borrowings on revolving lines of credit	19,300	19,310
Principal payments on term loans	(705)	(19,737)
Dividends paid	(764)	(763)
Net cash used in financing activities	(3,369)	(45,222)

Net increase in cash and cash equivalents and restricted cash	12,023	2,274
Cash and cash equivalents and restricted cash at beginning of the period	3,398	3,692

Cash and cash equivalents and restricted cash at end of the period	$15,421	$5,966

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$1,792	$2,752
Cash (received) paid for income taxes, net of refunds	$(900)	$890

Non-cash investing and financing activities:
Dividends declared but unpaid	$382	$381
Assets received in exchange for services	$—	$85
Trees delivered in exchange for prior tree deposits	$—	$282
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share and per acre amounts)
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 51,300 acres of land and approximately 46,900 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.
On January 6, 2025, the Company announced a Strategic Transformation (the “Strategic Transformation”) in the Company’s business focus, to wind down its Alico Citrus division, which holds the Company’s citrus production operations, to focus on a long-term diversified land usage and real estate development strategy. Due to increasing financial challenges from citrus greening disease and environmental factors for many seasons, the Company has decided to not spend further material capital on its citrus operations and to wind down substantially all of its Citrus’ primary operations after completion of the current harvest in April 2025. In connection with this Strategic Transformation, on January 3, 2025, the Company’s Board of Directors (the “Board”) approved a reduction in the Company’s current workforce by up to 172 employees, which occurred effective on or about January 6, 2025 with respect to up to 135 employees, and will be effective between April 1, 2025 and May 30, 2025 with respect to up to 37 employees. The Board’s decision is part of cost-reduction initiatives aimed at providing investors with a greater return on capital that includes the benefits and stability of a conventional agriculture investment, with the optionality that comes with active land management.
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
Stock Repurchase Program
On March 25, 2025, the Board of Directors of Alico, Inc. approved a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $50.0 million of the Company’s common stock, par value $1.00

(“Common Stock”) and will expire on April 1, 2028, subject to market conditions and other factors. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18.
The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
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

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue recognized at a point-in-time	$17,143	$16,974	$32,698	$29,959
Revenue recognized over time	837	1,139	2,176	2,139
Total	$17,980	$18,113	$34,874	$32,098
Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Beginning with the current fiscal year, substantially all of the Company’s fruit sales contracts are based on fixed prices per pound solids. As of March 31, 2025, and September 30, 2024, the Company had total receivables relating to sales of citrus of $9,145 and $444, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.
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
On October 30, 2023, the Company entered into the Grove Management Agreement (the “Grove Management Agreement”) with an unaffiliated group of third parties to provide citrus grove caretaking services for approximately 3,300 acres owned by such third parties. Under the terms of the agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these services and receives a management fee based on acres covered under this agreement. The Grove Management Agreement may be terminated with written notice provided at least 60 days prior to the commencement of the next fiscal year, occurring subsequent to September 30, 2024 and with shorter notice under certain conditions. On September 20, 2024, the Grove Management Agreement was extended until December 31, 2024, at which time it expired.
Disaggregated Revenue
Revenues disaggregated by significant products and services for the three and six months ended March 31, 2025 and 2024 are as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Alico Citrus
Early and Mid-Season	$648	$2,139	$15,577	$14,534
Valencias	16,293	14,732	16,293	14,732
Fresh Fruit and Other	202	103	828	693
Grove Management Services	110	788	881	1,395
Total	$17,253	$17,762	$33,579	$31,354

Land Management and Other Operations
Land and Other Leasing	$674	$278	$1,153	$592
Other	53	73	142	152
Total	$727	$351	$1,295	$744

Total Revenues	$17,980	$18,113	$34,874	$32,098
Cash and Cash Equivalents
The Company considers cash in banks and highly liquid instruments with an original maturity to the Company of three months or less to be cash and cash equivalents. At various times throughout the six months ended March 31, 2025 and year ended September 30, 2024, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Restricted Cash

(in thousands)	March 31, 2025	September 30, 2024

Cash and cash equivalents	$14,659	$3,150
Restricted cash (a)	762	248
Cash and cash equivalents and restricted cash	$15,421	$3,398
a.    Restricted cash represents Cash-Secured Irrevocable Standby Letters of Credit of $762 to secure certain contractual obligations at March 31, 2025 and Cash-Secured Irrevocable Standby Letters of Credit of $248 to secure certain contractual obligations at September 30, 2024.
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
The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

(in thousands)	March 31, 2025		September 30, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$1,410	$1,403	$1,410	$1,420
Long-term debt	$88,536	$83,713	$91,141	$86,987
As of March 31, 2025 and September 30, 2024 the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
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

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for the three and six months ended March 31, 2025 and 2024:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Weighted Average Common Shares Outstanding – Basic	7,637	7,620	7,635	7,618
Effect of dilutive securities – stock options and unrestricted stock	—	—	—	—
Weighted Average Common Shares Outstanding – Diluted	7,637	7,620	7,635	7,618
Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share. There were 38,000 stock options and 38,000 Market-based Restricted Stock Units, which were excluded from the calculation of dilutive securities at March 31, 2025 and 38,000 stock options which were excluded from the calculation of dilutive securities at March 31, 2024, respectively, as they were anti-dilutive.

Accounting for government grants
The Company recognizes government grants when there is reasonable assurance that: (1) the grant will be received and (2) all conditions will be met. For income-based grants, the Company recognizes the income on a systemic basis over the periods in which it recognizes as expense the related costs for which the grant was intended to compensate.
In the six months ended March 31, 2025 and 2024, the Company recognized no grant monies and $1,805 of grant monies, respectively, from the Citrus Research and Field Trial Foundation’s (“CRAFT”) program to assist citrus growers in the State of Florida using Oxytetracycline (“OTC”) and other approved therapies to combat the effect of “greening” of their citrus trees. At March 31, 2025 and September 30, 2024 grant monies of $233 and $1,192, respectively, were recognized as a component of Inventories on the Company’s Condensed Consolidated Balance Sheet. In addition, for the six months ended March 31, 2025 and 2024 $959 and $1,570, respectively, were recognized as a reduction of Operating expenses in the Company’s Condensed Consolidated Statement of Operations, as the fruit was sold, in order to align it to the period over which the expense related to the OTC treatments is recognized. These grant monies were received in exchange for providing certain historical data to the CRAFT Foundation about the Company’s citrus groves. The $1,805 of CRAFT funds recognized at March 31, 2024 covered substantially all of the costs of the OTC application for 2023-2024 harvest and the $1,192 of CRAFT funds recognized in Inventories at September 30, 2024 will cover approximately 35% of the cost of OTC treatment for the 2024 - 2025 harvest. The Company may continue, but is not obligated, to participate in future CRAFT programs on the effects of the use of OTC on its Citrus Trees, in the groves that will continue to produce oranges (see Note 1. Description of Business and Basis of Presentation for further information on the Company’s Strategic Transformation).

Concentrations
Accounts receivable from the Company’s major customer as of March 31, 2025 and September 30, 2024, and revenue from such customer for the six months ended March 31, 2025 and 2024, are as follows:

(in thousands)	Accounts Receivable		Revenue		% of Total Revenue
	March 31,	September 30,	Six Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Tropicana	$8,263	$—	$31,263	$28,857	89.6%	89.9%
The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico’s cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. The Company has determined that the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets is the Grove level and includes, its Citrus Trees, Land, certain equipment (principally irrigation related) and the Buildings and improvements within its citrus groves, which are used together to generate cash flows from fruit for sales to its customers. For the three and six months ended March 31, 2025 the Company recognized an impairment of its long lived assets at one of its groves, as well as its young trees, which were not yet being depreciated, of $24,966, which was recorded as depreciation within Operating expenses in its Alico Citrus Segment. The fair value of the assets which were determined to be impaired were based primarily on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations (such as the fruit harvest and crop insurance proceeds) through the third quarter ended June 30, 2025.
No impairment of long-lived assets was recognized during the three and six months ended March 31, 2024. As of March 31, 2025 and September 30, 2024, long-lived assets were comprised of property and equipment.
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
Noncontrolling Interest in Consolidated Subsidiary
The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net losses of $98 and $427 for the three months ended March 31, 2025 and 2024, respectively, and net losses of $270 and $1,466 for the six months ended March 31, 2025 and 2024, respectively, of which 51% is attributable to the Company.
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
Note 3. Inventories
Inventories consist of the following at March 31, 2025 and September 30, 2024:

(in thousands)	March 31, 2025	September 30, 2024

Unharvested fruit crop on the trees	$6,723	$28,921
Other	524	1,163
Total inventories	$7,247	$30,084
The Company records its inventory at the lower of cost or net realizable value.
For the six months ended March 31, 2025 and 2024, the Company recorded inventory adjustments of $9,895 and $28,549, respectively, to reduce inventory to net realizable value within Operating expenses. The adjustment for the six months ended March 31, 2025 was due to a lower than anticipated harvest of the Early and Mid-Season and Valencia crops, principally as a result of Hurricane Milton, which hit in October 2024. The inventory adjustment during the six months ended March 31, 2024 was the result of the continued weak recovery from the impacts of Hurricane Ian which hit in September 2022.
The Company received $4,040 of insurance proceeds relating to Hurricane Milton during the three and six months ended March 31, 2025, which was recorded within Operating expenses in our Condensed Consolidated Statement of Operations.

Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at March 31, 2025 and September 30, 2024:

(in thousands)	Carrying Value
	March 31, 2025	September 30, 2024
Ranch	$—	$69
Alico Citrus	9,850	3,037
Total assets held for sale	$9,850	$3,106

On March 7, 2025, the Company entered into an agreement to sell 2,930 acres of citrus land for $26,663 ($9,100 per acre).

As of March 31, 2025, as a result of the Strategic Transformation, the Company had vehicles and equipment with a net book value of $1,958 as Held for Sale and recognized an accrued loss of $790.

During the six months ended March 31, 2025, the Company sold approximately 2,100 acres of land for $17,321.
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
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at March 31, 2025 and September 30, 2024:

(in thousands)	March 31, 2025	September 30, 2024

Citrus trees	$285,807	$319,149
Equipment and other facilities	41,426	58,293
Buildings and improvements	5,213	6,515
Total depreciable properties	332,446	383,957
Less: accumulated depreciation and depletion	(250,798)	(146,086)
Net depreciable properties	81,648	237,871
Land and land improvements	112,338	114,862
Property and equipment, net	$193,986	$352,733
During the six months ended March 31, 2025 and 2024, the Company recorded a loss on the disposal of long lived assets of $780 and $938, respectively, which has been recognized within Operating expenses.
In January 2025, the Company evaluated the recoverability of the fixed assets in its Citrus Segment, as a result of the announcement of its Strategic Transformation. The decision to wind down the Company’s citrus groves constituted an impairment indicator and it performed an impairment analysis of its property and equipment at January 6, 2025. The Company determined that the asset group for testing impairment is the grove level and includes the Citrus trees, Land, certain Equipment (principally irrigation related) and the Buildings and improvements within its citrus groves. This grouping is required as the cash flows from the sales of fruit cannot be specifically attributed to any of the individual components and the caretaking of the groves is interdependent on the existence of all assets in the asset group.
As a result of this analysis, the Company determined that there was an impairment of its young trees, which were not yet being depreciated and its long lived assets at one of its groves of $24,966, which has recorded within Operating expenses in its Alico Citrus Segment. This analysis was based on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations (such as the fruit harvest and crop insurance proceeds) through the third quarter ended June 30, 2025.
Furthermore, the estimated useful life of the Company’s citrus trees had been impacted and their lives were changed to a range of four to sixteen months depending upon whether the trees will be abandoned at the end of the Fiscal Year 2025 harvest season or if they are either being retained or leased for another year, which is expected to conclude in April 2026, respectively. The Company recognized accelerated depreciation on its trees and certain of its other fixed assets of approximately $119,266, Citree was not impacted by the Strategic Transformation and as such no change in estimated useful life was deemed necessary. The impact of the accelerated depreciation on net income for both the three and six months ended March 31, 2025 was $(96,128) and the impact on both Basic and Diluted earnings per share for both the three and six months ended March 31, 2025 was $(12.59).
Note 6. Accrued Liabilities
Accrued liabilities consist of the following at March 31, 2025 and September 30, 2024:

(in thousands)	March 31, 2025	September 30, 2024

Ad valorem taxes	$979	$1,898
Accrued interest	699	554
Accrued employee wages and benefits	1,136	1,727
Accrued dividends	382	381
Professional fees	252	275
Other accrued liabilities	145	407
Accrued insurance	75	124
Total accrued liabilities	$3,668	$5,366
Note 7. Restructure and Other Charges
On January 3, 2025, the Board approved the Strategic Transformation and associated reduction in the Company’s current workforce by up to 172 employees. This workforce reduction was effective on January 6, 2025 with respect to 135 employees, and will be effective between April 1, 2025 and May 30, 2025 with respect to 34 employees (see Note 1. Description of Business and Basis of Presentation for further information on the Strategic Transformation).

	Personnel	Other	Total
Balance at September 30, 2024	$—	$—	$—
Restructure expense	2,220	285	2,505
Restructure payments	(1,748)	(253)	(2,001)
Balance at March 31, 2025	$472	$32	$504
These Restructure and other charges were incurred in the Company’s Citrus Segment with Personnel costs of $2,111 and $109 being recognized in Operating expenses and General and administrative expenses, respectively, and Other costs of $285, principally representing legal costs, recognized in General and administrative expense during the three and six months ended March 31, 2025 (see Note 5. Property and Equipment, Net for information on the Asset Impairment).
As of March 31, 2025, the Company has accrued for the Personnel and Other restructure expenses within Accrued expenses and expects to incur an additional $92 in personnel related costs in connection with the restructuring plan in the current fiscal year.

Note 8. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization, at March 31, 2025 and September 30, 2024:

(in thousands)	March 31, 2025	September 30, 2024
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$70,000
Pru Loans A & B	9,877	10,457
Met Citree Term Loan	3,575	3,700
Deferred financing fees	(388)	(434)
	83,064	83,723
Less current portion	1,410	1,410
Long-term debt	$81,654	$82,313
The following table summarizes the line of credit and related deferred financing costs, net of accumulated amortization at March 31, 2025 and September 30, 2024:

(in thousands)	March 31, 2025	September 30, 2024
Line of Credit:
RLOC	$6,494	$8,394
Deferred financing fees	(761)	(671)
Line of Credit	$5,733	$7,723
Interest costs expensed and capitalized were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Interest expense	$1,159	$663	$2,057	$2,268
Interest capitalized	27	292	328	595
Total	$1,186	$955	$2,385	$2,863
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

On March 31, 2025, the Company entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with Met to, among other things, remove the Debt Service; Tangible Net Worth; Current Ratio and Debt to Total Assets Ratio covenants in their entirety. These restrictive covenants were replaced with a Quarterly Liquidity Covenant which requires the Company to maintain cash and cash equivalents in an amount equal to 1.5 times the sum of: i) the scheduled principal and interest payments due under the debt owed to Met and Prudential and ii) the projected interest payments due under the Amended RLOC (the “Minimum Liquidity Requirement”). In addition, the Company must maintain Cash and cash equivalents and Current Assets less Current liabilities (“Working Capital”) in excess of the Minimum Liquidity Requirement. At March 31, 2025, the Minimum Liquidity Requirement was $7,427.
The term loans and RLOC are secured by real property. The security for the term loans and RLOC consists of approximately 36,175 gross acres of citrus groves. The WCLC is collateralized by the Company’s current assets and certain other personal property owned by the Company.
The Met Fixed-Rate Term Loans, which bear interest at 3.85%, are interest-only with a balloon payment at maturity on November 1, 2029.
The Amended RLOC bears interest rate at SOFR plus 220 basis points (the "Amended SOFR Spread”), with a SOFR floor of 5.00% and a minimum balance of $2,500. The Amended SOFR spread and SOFR floor are subject to adjustment by lender every two years beginning January 1, 2026 and every two years thereafter until maturity. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. At March 31, 2025 and September 30, 2024, $88,506 and $86,606 were available under the RLOC, respectively.
The variable interest rate on the Amended RLOC was 6.53% and 7.30% per annum as of March 31, 2025 and September 30, 2024, respectively.
Prior to the Seventh Amendment, the credit facilities noted above were subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $175,263 for the year ended September 30, 2025; (iii) minimum current ratio of 1.50 to 1.00; and (iv) debt to total assets ratio not greater than .625 to 1.00. As of March 31, 2025, the Company was in compliance with all of the financial covenants. The Amended Credit Agreement also includes a 55.0% Loan To Value Cap (the "LTV CAP") on the value of the term loans and RLOC capacity. At March 31, 2025, the Company was able to draw the available balance under the RLOC, while remaining under the LTV Cap.
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
The Pru Loans A & B are subject to an annual financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of March 31, 2025.
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

Note 9. Income Taxes
Our effective tax rate for the three and six months ended March 31, 2025 was a benefit of 19.4% and 19.4%, respectively. The rate for the three and six months ended March 31, 2025 differed from the Federal Statutory rate of 21.0%, primarily due to a change in the valuation allowance. Based on both positive and negative evidence, management determined that it was not “more likely than not” the deferred tax assets will be realized. This is primarily due to the accelerated book depreciation on the citrus producing assets, which is anticipated to result in a cumulative three-year loss during fiscal year ending September 30, 2025.
Our effective tax rate for the three and six months ended March 31, 2024 was a (benefit) provision of (23.7%) and 28.6%, respectively. The rate for the six months ended March 31, 2024 differed from the Federal Statutory rate of 21.0%, primarily due to state income taxes and a change in the valuation allowance for the charitable contribution carryover.
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

Information by operating segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues:
Alico Citrus	$17,253	$17,762	$33,579	$31,354
Land Management and Other Operations	727	351	1,295	744
Total operating revenues	$17,980	$18,113	34,874	32,098

Operating expenses:
Alico Citrus	$167,607	$36,142	192,718	64,249
Land Management and Other Operations	70	129	91	262
Total operating expenses	$167,677	$36,271	192,809	64,511

Gross (loss) profit:
Alico Citrus	$(150,354)	$(18,380)	(159,139)	(32,895)
Land Management and Other Operations	657	222	1,204	482
Total gross (loss) profit	$(149,697)	$(18,158)	$(157,935)	$(32,413)

Depreciation, depletion and amortization:
Alico Citrus	$121,941	$3,724	$125,702	$7,451
Land Management and Other Operations	22	17	44	37
Other Depreciation, Depletion and Amortization	474	57	515	114
Total depreciation, depletion and amortization	$122,437	$3,798	$126,261	$7,602

(in thousands)	March 31, 2025	September 30, 2024

Assets:
Alico Citrus	$228,168	$383,777
Land Management and Other Operations	13,397	13,134
Other Corporate Assets	1,600	1,808
Total Assets	$243,165	$398,719

The reconciliations of segment gross profit (loss) to consolidated income (loss) before income taxes are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Alico Citrus	$(150,354)	$(18,380)	$(159,139)	$(32,895)
Land Management and Other Operations	657	222	1,204	482
Segment gross loss	(149,697)	(18,158)	(157,935)	(32,413)
General and administrative expenses	3,388	2,321	5,974	5,593
Loss from operations	(153,085)	(20,479)	(163,909)	(38,006)
Other income (expense), net:
Interest income	59	155	106	250
Interest expense	(1,159)	(663)	(2,057)	(2,268)
Gain on sale of property and equipment	15,847	4	15,847	77,029
Other income, net	11	—	255	—
Total other income (expense), net	14,758	(504)	14,151	75,011
(Loss) income before income taxes	$(138,327)	$(20,983)	$(149,758)	$37,005
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
Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
Operating lease components	2025	2024	2025	2024
Operating leases costs recorded in general and administrative expenses	$37	$37	$74	$74
The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

March 31, 2025
Weighted-average remaining lease term	1.4 years
Weighted-average discount rate	5.35%

Note 12. Stock-based Compensation
Effective January 27, 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”) which provides for up to 1,250,000 common shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholder value. The 2015 Plan was approved by the Company’s stockholders in February 2015. An amendment and restatement of the 2015 Plan was approved by the board of directors on December 17, 2024 and by shareholders on February 28, 2025 at the Company Annual Shareholders Meeting (the “Amended and Restated 2015 Plan”). The Amended and Restated 2015 Plan provides for grants to eligible participants in various forms including restricted shares of the Company’s common stock, restricted stock units and stock options. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Non-vested restricted shares generally vest over requisite service periods of one to six years from the date of grant.
The Company recognizes stock-based compensation expense for (i) Board of Directors fees (generally paid in treasury stock), and (ii) other awards under the Amended and Restated 2015 Plan (paid in restricted stock, stock options or Market-based Restricted Stock Units (“MRSUs”). Stock-based compensation expense is recognized in general and administrative expenses in the Condensed Consolidated Statements of Operations.
Stock Compensation – Board of Directors
The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was $119 and $238 for the three and six months ended March 31, 2025, respectively, and $119 and $257 for the three and six months ended March 31, 2024.
Stock Compensation - Employees
Stock compensation expense related to employee awards were $66 and $126 for the three and six months ended March 31, 2025, and $56 and $112 for the three and six months ended March 31, 2024, respectively.
Restricted Stock Awards (“RSAs”)

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2024	17,500	$37.82
Vested	(8,750)	37.82
Outstanding at March 31, 2025 (a)	8,750	$37.82
a.The weighted average remaining contractual term is 0.8 years and the aggregate intrinsic value of RSAs expected to vest is $261.
There was $70 and $150 of total unrecognized stock compensation costs related to unvested RSAs at March 31, 2025 and September 30, 2024, respectively.
Stock Option Grants

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and outstanding - March 31, 2025	38,000	$33.75	1.8	—
No stock compensation expense related to stock options was recognized for the three and six months ended March 31, 2025 or March 31, 2024, respectively.

Market-based Restricted Stock Units
On December 23, 2024, the Company granted MRSUs to one of its executives, which will be eligible to be earned if at any time prior to September 30, 2027, the average 30-day closing per share price of the Company’s Common Stock exceeds the applicable price per share thresholds set forth below:

Price Per Share Threshold	Number of MRSUs Earned
$35 per share	5,000
$40 per share	12,500
$45 per share	20,500

The earned MRSUs will then be subject to time-based vesting on September 30, 2027, subject to continued service through such date. Stock compensation expense will be recognized ratably over the term of the award.
The assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s MRSUs are as follows:

Six months ended
March 31, 2025
Expected volatility of stock price	33.14%
Risk-free interest rate	4.26%
Expected term of awards (years)	2.77
Dividend yield	0.76%
Grant date stock price	$26.15

Market-based Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2024	—	$—
Granted	38,000	$12.32
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2025 (a)	38,000	$12.32
a.The weighted average remaining contractual term is 2.8 years and the aggregate intrinsic value of MRSUs expected to vest is $1,134.
As of March 31, 2025 and September 30, 2024, total unrecognized stock compensation costs for MRSUs was $422 and $0, respectively.
Forfeitures of RSAs, stock options and MRSUs are recognized as incurred.
Total stock-based compensation expense for the three and six months ended March 31, 2025, which was recognized in general and administrative expense, was $185 and $364, respectively, and $175 and $369 for the three and six months ended March 31, 2024, respectively.
Note 13. Commitments and Contingencies
Legal Proceedings
From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial condition.

Note 14. Subsequent Events

On April 4, 2025, the option to purchase approximately 685 acres of Citrus land for $6,168 ($9,000 per acre), under a Purchase and Sale agreement originally executed in April 2024 was exercised and we expect it to close in the fourth quarter of our fiscal year.

On April 11, 2025, the Company sold vehicles and equipment categorized as Assets Held for Sale for approximately $2,400 in gross proceeds.

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
Business Overview
Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) currently generates operating revenues primarily from the sale of our citrus products, providing management services to citrus groves owned by third parties, and grazing and hunting leasing. We operate as two business segments, and all of our operating revenues are generated in the United States. While Alico Citrus, which holds the Company’s citrus production operations, will wind down operations after the 2024/2025 harvest due to environmental and financial challenges, Alico remains committed to Florida’s agriculture industry, and will focus on its long-term diversified land usage and real estate development strategy.
For the three months ended March 31, 2025 and March 31, 2024, we generated operating revenue of $17,980 and $18,113, respectively, loss from operations of $153,085 and $20,479, respectively, and net loss attributable to common stockholders of $111,385 and $15,804, respectively. Net cash used in operating activities was $571 and $19,741 for the six months ended March 31, 2025 and March 31, 2024, respectively.
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
For the three months ended March 31, 2025 and 2024, the Alico Citrus segment generated 96.0% and 98.1%, respectively, of our consolidated revenues and the Land Management and Other Operations segment generated 4.0% and 1.9%, respectively, of our consolidated revenues.
For the six months ended March 31, 2025 and 2024, the Alico Citrus segment generated 96.3% and 97.7%, respectively, of our consolidated revenues and the Land Management and Other Operations segment generated 3.7% and 2.3%, respectively, of our consolidated revenues.

Recent Developments
Land Sales
During the quarter ended March 31, 2025, the Company sold approximately 2,100 acres of land for $17,321 and we entered into an agreement to sell 2,930 acres of land for $26,663 ($9,100 per acre).
Strategic Transformation Update
On March 13, 2025 we announced a major milestone in our Strategic Transformation with the filing of a development application for the first of two villages (“Corkscrew Grove East Village”) in what will ultimately be a 3,000-acre-master-planned community in northwest Collier County. There will be an additional 6,000 acres of land in Collier County that Alico will set aside for permanent conservation, highlighting Alico’s commitment to balanced development and environmental stewardship. The application referred to as “Corkscrew Grove Villages”, represents a key component in the implementation of the Collier County Rural Land Stewardship Area and demonstrates meaningful progress in Alico’s strategy to unlock significant value from its land holdings.

The development plan envisions two distinct 1,500-acre mixed-use villages, known as “Corkscrew Grove East Village” and “Corkscrew Grove West Village”, that will create a new residential and commercial hub near the intersection of Collier, Lee and Hendry counties. Initial development is planned to begin with Corkscrew Grove East Village and construction is expected to commence following completion of all required permits by 2028 or 2029.

The Corkscrew Grove Villages represents a key component of Alico's strategy to monetize four strategic assets in four separate counties totaling approximately 5,500 acres, or 10% of its land holdings, within the next five years through higher-value development opportunities. These four strategic assets are: i) Corkscrew Grove Villages in Collier County; ii) Bonnet Lake in Highlands County; iii) Saddlebag Grove in Polk County and iv) Plant World (LaBelle) in Hendry County

Stock Repurchase Program
On March 25, 2025, the Board of Directors of Alico, Inc. approved a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $50.0 million of the Company’s common stock, par value $1.00 (“Common Stock”) and will expire on April 1, 2028, subject to market conditions and other factors. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18.
The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
Debt Amendment
On March 31, 2025, the Company entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with Met to, among other things, remove the Debt Service; Tangible Net Worth; Current Ratio and Debt to Total Assets Ratio covenants in their entirety. These restrictive covenants were replaced with a Quarterly Liquidity Covenant which requires the Company to maintain Cash and cash equivalents and Working Capital in excess of the Minimum Liquidity Requirement.

Condensed Consolidated Results of Operations
The following discussion provides an analysis of our results of operations for the three and six months ended March 31, 2025, as compared to 2024:

(in thousands)
	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
Operating revenues:
Alico Citrus	$17,253	$17,762	$(509)	(2.9)%	$33,579	$31,354	$2,225	7.1%
Land Management and Other Operations	727	351	376	107.1%	1,295	744	551	74.1%
Total operating revenues	17,980	18,113	(133)	(0.7)%	34,874	32,098	2,776	8.6%

Gross (loss) profit:
Alico Citrus	(150,354)	(18,380)	(131,974)	718.0%	(159,139)	(32,895)	(126,244)	383.8%
Land Management and Other Operations	657	222	435	195.9%	1,204	482	722	149.8%
Total gross (loss) profit	(149,697)	(18,158)	(131,539)	724.4%	(157,935)	(32,413)	(125,522)	387.3%

General and administrative expenses	3,388	2,321	1,067	46.0%	5,974	5,593	381	6.8%
Loss from operations	(153,085)	(20,479)	(132,606)	647.5%	(163,909)	(38,006)	(125,903)	331.3%
Total other income (expense), net	14,758	(504)	15,262	NM	14,151	75,011	(60,860)	(81.1%)
(Loss) income before income taxes	(138,327)	(20,983)	(117,344)	559.2%	(149,758)	37,005	(186,763)	(504.7)%
Income tax (benefit) provision	(26,894)	(4,970)	(21,924)	441.1%	(29,074)	10,582	(39,656)	(374.7%)
Net loss	(111,433)	(16,013)	(95,420)	595.9%	(120,684)	26,423	(147,107)	(556.7)%
Net loss attributable to noncontrolling interests	48	209	(161)	(77.0)%	132	718	(586)	(81.6)%
Net loss attributable to Alico, Inc. common stockholders	$(111,385)	$(15,804)	$(95,581)	604.8%	$(120,552)	$27,141	$(147,693)	(544.2)%
Operating Revenue
The 0.7% decrease in revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to the Early and Mid-Season and Fresh Fruit harvests beginning earlier in the first quarter of the year and ending earlier in the current quarter of 2025, partially driven by fruit drop as a result of Hurricane Milton. The decrease was also driven by a decrease in grove management revenues as a result of the expiration on December 31, 2024 of the Citrus Grove Management Agreement that we entered into on October 30, 2023 (the “Grove Owners Agreement”). These decreases were partially offset by a 24.7% increase in the price per pound solids of the Valencia crop, as a result of more favorable pricing in one of our contracts with Tropicana and an increase in rock and sand royalties.
The 8.6% increase in revenue for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024, was primarily due to a blended 30.3% increase in the price per pound solid, partially offset by a 16.5% decrease in total pound solids produced as a result of Hurricane Milton and a 36.8% decrease in Grove management services due to the expiration of the Grove Owners Agreement on December 31, 2024.
The 107.1% and 74.1% increase in revenue within Land Management and Other for the three and six months ended March 31, 2025, respectively, as compared to the same periods in the prior year, is principally due to an increase in rock and sand royalty income and sod sales, partially offset by lower farm, grazing and hunting lease revenues due to the sale of the Alico Ranch.
Operating Expenses
The increase in operating expenses of $131,406 and $128,298 for the three and six months ended March 31, 2025, respectively, as compared to the three and six months ended March 31, 2024, was driven by the acceleration of depreciation of approximately $118,828 principally on our Citrus trees in the three and six months ended March 31, 2025, as a result of the Strategic Transformation and decision to wind down our citrus operations and the impairment of its young trees, which were not yet being depreciated, as well as the long lived assets at one of our groves of $24,966. Partially offsetting the increase in cost of sales were lower inventory adjustments of $2,536 and $9,895 during the three and six months ended March 31, 2025, respectively, compared to $17,703 and $28,549 for the three and six months ended March 31, 2024, respectively, and $4,040 of crop insurance proceeds received in connection with Hurricane Milton that were received in the quarter ended March 31, 2025 (which was recorded within Fresh Fruit and Other in the table below).
General and Administrative Expense
General and administrative expense increased $1,067 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to the acceleration of depreciation on certain administrative assets, higher employee costs (as a result of higher bonus accruals) and higher legal fees, related to the Strategic Transformation.
General and administrative expense increased $381 for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024 due to the acceleration of depreciation on certain administrative assets and an increase in legal fees, both related to our Strategic Transformation, partially offset by lower employee costs related to paid time off and bonus accruals.
Other Income (Expense), net
Other income (expense), net for the three months ended March 31, 2025 increased $15,262 compared to the three months ended March 31, 2024, driven by the sale of approximately 2,100 acres of land, as compared to the quarter ended March 31, 2024, when there were no land sales.
Other income (expense), net for the six months ended March 31, 2025 was a gain of $14,151 compared to $75,011 during the six months ended March 31, 2024, principally as a result of fewer land sales during the six months ended March 31, 2025, as compared to the six months ended March 31, 2024, when we sold the Alico Ranch to the State of Florida.
Income Taxes
The increase in the income tax (benefit) of $21,924 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was driven by an increase in our pre-tax loss in the current year period, primarily due to the accelerated book depreciation of citrus producing assets.

The change in the income taxes to a tax (benefit) from a tax provision, of $39,656 for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024, was driven by the decreased earnings due to the accelerated depreciation of citrus producing assets, while the income tax expense for the six months ended March 31, 2024 was principally due to the sale of 17,229 acres of the Alico Ranch to the State of Florida during the period.

The following discussion provides an analysis of our operating segments:
Alico Citrus

(in thousands, except per box and per pound solids data)

	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2025	2024	Unit	%	2025	2024	Unit	%
Operating Revenues:
Early and Mid-Season	$648	$2,139	$(1,491)	(69.7)%	$15,577	$14,534	$1,043	7.2%
Valencias	16,293	14,732	1,561	10.6%	16,293	14,732	1,561	10.6%
Fresh Fruit and Other	202	103	99	96.1%	828	693	135	19.5%
Grove Management Services	110	788	(678)	(86.0)%	881	1,395	(514)	(36.8)%
Total	$17,253	$17,762	$(509)	(2.9)%	$33,579	$31,354	$2,225	7.1%
Boxes Harvested:
Early and Mid-Season	38	147	(109)	(74.1)%	944	1,194	(250)	(20.9)%
Valencias	885	1,012	(127)	(12.5)%	885	1,012	(127)	(12.5)%
Total Processed	923	1,159	(236)	(20.4)%	1,829	2,206	(377)	(17.1)%
Fresh Fruit	—	4	(4)	(100.0)%	37	35	2	5.7%
Total	923	1,163	(240)	(20.6)%	1,866	2,241	(375)	(16.7)%
Pound Solids Produced:
Early and Mid-Season	177	698	(521)	(74.6)%	4,224	5,364	(1,140)	(21.3)%
Valencias	4,488	5,071	(583)	(11.5)%	4,488	5,071	(583)	(11.5)%
Total	4,665	5,769	(1,104)	(19.1)%	8,712	10,435	(1,723)	(16.5)%
Pound Solids per Box:
Early and Mid-Season	4.66	4.75	(0.09)	(1.9)%	4.47	4.49	(0.02)	(0.4)%
Valencias	5.07	5.01	0.06	1.2%	5.07	5.01	0.06	1.2%
Price per Pound Solids:
Early and Mid-Season	$3.66	$3.06	$0.60	19.6%	$3.69	$2.71	$0.98	36.2%
Valencias	$3.63	$2.91	$0.72	24.7%	$3.63	$2.91	$0.72	24.7%
Price per Box:
Fresh Fruit	$—	$12.50	$(12.50)	(100.0)	$15.51	$15.89	$(0.38)	(2.4)%
Operating Expenses:
Cost of Sales	$167,106	$31,217	$135,889	435.3%	$187,614	$54,819	$132,795	242.2%
Harvesting and Hauling	4,410	4,471	(61)	(1.4)%	8,505	8,547	(42)	(0.5)%
Fresh Fruit and Other	(3,902)	(68)	(3,834)	NM	(3,852)	(7)	(3,845)	NM
Grove Management Services	(7)	522	(529)	(101.3)%	451	890	(439)	(49.3)%
Total	$167,607	$36,142	$131,465	363.7%	$192,718	$64,249	$128,469	200.0%

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
Comparison of the Three and Six Months Ended March 31, 2025 and 2024 for the Alico Citrus Segment
The 2.9% decrease in revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to the Early and Mid-Season and Fresh Fruit harvests beginning earlier in the first quarter of the year and ending earlier in the current quarter of 2025, partially driven by fruit drop as a result of Hurricane Milton. These decreases were partially offset by a 24.7% increase in the price per pound solids of the Valencia crop, as a result of more favorable pricing in one of our contracts with Tropicana.
The 7.1% increase in revenue for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024, was primarily due to a 36.2% and 24.7% increase in the price per pound solid of the Early and Mid-Season and Valencia crops, respectively, partially offset by a 16.5% decrease in total pound solids produced. The increase in the price per pound solid is the result of more favorable pricing in one of our contracts with Tropicana; however, as a result of fruit drop caused by Hurricane Milton, we picked fewer pound solids than in the prior year period.
Revenue for the three and six months ended March 31, 2025 from the grove owners relating to Grove Management Services decreased 86.0% and 36.8%, respectively, compared to the prior year periods, principally due to the expiration of the Grove Owners contract in December 31, 2024 reducing Grove Management revenues in the three and six months ending March 31, 2025.
For the three and six months ended March 31, 2025, we recognized an increase in Cost of Sales of $135,889 and $132,795, respectively, compared to the same period in the prior year, which was driven by the acceleration of depreciation on our Citrus trees in the quarter ended March 31, 2025, as a result of the Strategic Transformation and decision to wind down our citrus operations and the impairment of its young trees, which were not yet being depreciated, as well as the long lived assets at one of our groves of $24,966. Partially offsetting the increase in cost of sales were lower inventory adjustments of $2,536 and $9,895 during the three and six months ended March 31, 2025, respectively, compared to $17,703 and $28,549 during the three and six months ended March 31, 2024, respectively, and $4,040 of crop insurance proceeds received in connection with Hurricane Milton that were received in the quarter ended March 31, 2025 (which was recorded within Fresh Fruit and Other in the table above).
For the three months ended March 31, 2025 Harvesting and Hauling expenses were down 1.4% compared to the three months ended March 31, 2024 driven by a 20.6% decrease in boxes harvested, principally due to a smaller harvest as a result of the fruit drop caused by Hurricane Milton, partially offset by an increase in cost per box harvested.
For the six months ended March 31, 2025, Harvesting and Hauling expenses were relatively flat, when compared to the same period in the prior year, despite a 16.7% decrease in boxes harvested, principally due to a smaller harvest as a result of the fruit drop caused by Hurricane Milton, partially offset by an increase in cost per box harvested.
The 101.3% and 49.3% decrease, respectively, in operating expenses relating to grove management services for the three and six months ended March 31, 2025, compared to the same periods ending March 31, 2024, was due to the expiration of the Grove Management Services agreement on December 31, 2024.

Land Management and Other Operations
The table below presents key operating measures for the three and six months ended March 31, 2025 and 2024 for the Land Management and Other Operations segment:

(in thousands)	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue From:
Land and Other Leasing	$674	$278	$396	142.4%	$1,153	$592	$561	94.8%
Other	53	73	(20)	(27.4)%	142	152	(10)	(6.6)%
Total	$727	$351	$376	107.1%	$1,295	$744	$551	74.1%
Operating Expenses:
Land and Other Leasing	$69	$125	$(56)	(44.8)%	$86	$257	$(171)	(66.5)%
Other	—	4	(4)	(100.0)%	4	5	(1)	(20.0)
Total	$69	$129	$(60)	(46.5)%	$90	$262	$(172)	(65.6)%
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
Comparison of the Three and Six Months Ended March 31, 2025 and 2024 for the Land Management and Other Operations Segment
Land Management and Other Operations revenue for the three and six months ended March 31, 2025 increased 107.1% and 74.1%, respectively, as compared to the same periods in the prior year, principally due to an increase in rock and sand royalty income and sod sales, partially offset by lower farm, grazing and hunting lease revenues due to the sale of the Alico Ranch.
The decrease in operating expenses from Land Management and Other Operations of 46.5% and 65.6% for the three and six months ended March 31, 2025, respectively, as compared to the three and six months ended March 31, 2024, was primarily due to lower property and real estate taxes as a result of the sale of the Alico Ranch.
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

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	March 31, 2025	September 30, 2024	Change

Cash and cash equivalents	$14,659	$3,150	$11,509
Total current assets	$43,968	$40,627	$3,341
Total current liabilities	$7,905	$10,651	$(2,746)
Working capital	$36,063	$29,976	$6,087
Total assets	$243,165	$398,719	$(155,554)
Principal amount of term loans and lines of credit (a)	$89,946	$92,551	$(2,605)
Current ratio	5.56 to 1	3.81 to 1
Minimum Liquidity Requirement	$7,427	N/A	NM
NM - Not meaningful
a - Excludes deferred financing costs
Sources and Uses of Liquidity and Capital

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

The principal uses of cash that affect our liquidity position include the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions. Our expected principal uses of cash that affect our liquidity position, in light of the Strategic Transformation and the workforce reduction, are expected to include lower employee costs, lower costs of maintaining citrus groves and lower capital expenditures. In addition, on March 25, 2025, our Board approved a stock repurchase program authorizing us to repurchase up to $50.0 million shares of Common Stock, with the amount and timing of repurchases depending on market conditions and corporate needs.
During the three and six months ended March 31, 2025, we recorded an additional valuation allowance against our deferred tax assets, which is recorded in the annual effective tax rate. We are required to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss expected to be incurred over a three-year period during the year ending September 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
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

Borrowing Facilities and Long-term Debt
We have a $95,000 RLOC, of which $88,506 and $86,606 was available for general use as of March 31, 2025 and September 30, 2024, respectively (see Note 8. Long-Term Debt and Lines of Credit to the accompanying Condensed Consolidated Financial Statements). We may utilize the available cash to pay down indebtedness, conduct share repurchases, and possibly reinstate increased dividends. If we choose to pursue significant growth and other corporate opportunities, these actions could have a material adverse impact on our cash balances and may require us to finance such activities by drawing down on our lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact our ability to pursue different growth and other corporate opportunities.
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
On March 31, 2025, the Company entered into Seventh Amendment with Met to, among other things, remove the Debt Service; Tangible Net Worth; Current Ratio and Debt to Total Assets Ratio covenants in their entirety. These restrictive covenants were replaced with a Quarterly Liquidity Covenant which requires us to maintain cash and cash equivalents in an amount equal to 1.5 times the sum of: i) the scheduled principal and interest payments due under the debt owed to Met and Prudential and ii) the projected interest payments due under the Amended RLOC (the “Minimum Liquidity Requirement”). In addition, we must maintain Cash and cash equivalents and Working Capital in excess of the Minimum Liquidity Requirement.
Prior to the Seventh Amendment, the credit facilities were subject to various debt covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $175,263 applicable for the year ended September 30, 2025; (iii) minimum current ratio of 1.50 to 1.00; and (iv) debt to total assets ratio not greater than 0.625 to 1.00.
The Amended Credit Agreement continues to include a 55.0% LTV CAP on the value of the term loans and RLOC capacity. At March 31, 2025, we were able to draw the available balance under the RLOC, while remaining under the LTV Cap.
The Pru Loans A & B are subject to an annual financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of March 31, 2025.

Cash Flows
The components of our cash flows are discussed below.

(in thousands)	Six Months Ended March 31,		Change
	2025	2024
Net cash used in operating activities	$(571)	$(19,741)	$19,170
Net cash provided by investing activities	15,963	67,237	(51,274)
Net cash used in financing activities	(3,369)	(45,222)	41,853
Net increase in cash and cash equivalents and restricted cash	$12,023	$2,274	$9,749
Net Cash Used In Operating Activities
The $19,170 change in Net cash used in operating activities was driven by lower spending on caretaking as a result of the winding down of our Citrus operations as part of our Strategic Transformation during the six months ended March 31, 2025, as compared to the six months ended March 31, 2024.
Net Cash Provided By Investing Activities
The $51,274 change in Net cash provided by investing activities for the six months ended March 31, 2025, compared to the six months ended March 31, 2024, was principally the result of fewer land sales in the six months ended March 31, 2025, as compared to the six months ended March 31, 2024.
Net Cash Used In Financing Activities
The $41,853 change in Net cash used in financing activities for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024, was primarily due to lower debt repayments during the six months ended March 31, 2025, as compared to the repayment of $19,094 of Met Life Variable-Rate Term debt and the outstanding balance on the WCLC, with the proceeds from the sale of 17,229 acres of the Alico Ranch in the prior year period.
At March 31, 2025 and September 30, 2024, $88,506 and $86,606, respectively, were available under the RLOC.
Contractual Obligations
Our material cash requirements from known contractual and other obligations are described in the accompanying notes to the financial statements within Part I, Item 1 of this Quarterly Report. These include principal and interest payments on long-term debt as described in Note 8. Long-Term Debt and Lines of Credit, operating leases as described in Note 11. Leases and purchase commitments as described in Note 13. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness management identified in our internal control over financial reporting as previously disclosed in our 2024 Annual Report on the Form 10-K.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our 2024 Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting that relates to controls around the completeness and accuracy of spreadsheet controls used in the preparation of the Company’s inventory net realizable value calculation and continued to exist as of March 31, 2025.
The identification of this material weakness did not result in a change to any of our previously reported consolidated audited or unaudited balance sheets, statements of operations, statements of changes in equity, statement of cash flows or related disclosures.
Remediation Plan
Management, with oversight by our Audit Committee, has implemented remediation steps to address the material weakness described above and to improve our internal control over financial reporting. We have implemented additional internal controls related to the completeness and accuracy of our spreadsheet controls used in the preparation of our inventory net realizable value calculation. We believe that these actions will be effective in remediating the material weakness described above. However, the material weakness cannot be considered remediated until controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, during the quarter ended March 31, 2025 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been, and may in the future be involved in, litigation relating to claims arising out of our operations in the normal course of business. There are no current legal proceedings to which we are a party or of which any of our property is subject that we believe will have a material adverse effect on our financial position, results of operations or cash flows. See Note 13. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
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

Our success is dependent, in part, on our ability to identify, develop and execute appropriate strategic growth initiatives that will enable us to achieve sustainable growth in the long term. The implementation of our strategic initiatives is subject to both the risks affecting our business generally and the inherent risks associated with implementing new strategies. These strategic initiatives have included, for example, beginning in 2023 a multi-year entitlement process for our 4,500-acre grove near Fort Myers, in Collier County, which has included, but is not limited to, the completion of environmental assessments, the development of conservation strategies, the preparation of market assessments to facilitate planning and beginning to conduct selective stakeholder outreach efforts. In addition, on January 6, 2025, we announced a Strategic Transformation in the Company’s business focus, to wind down our Alico Citrus division, which holds our citrus production operations, to focus on our long-term diversified land usage and real estate development strategy (the “Strategic Transformation”). Due to increasing financial challenges from citrus greening disease and environmental factors for many seasons, we have decided to not spend further material capital on our citrus operations and we plan to wind down Alico Citrus’ primary operations after completion of the current harvest in April 2025, which includes reducing most of our citrus production workforce. We expect to maintain our commitment to the Florida agriculture industry through diversified farming operations on nearly all our land holdings following this citrus production transition. We also expect to entitle certain parcels of our land for commercial and residential development.

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

In connection with the Strategic Transformation, on January 3, 2025, the Board of Directors (the “Board”) approved a reduction in the Company’s current workforce by up to 172 employees, which was effective on or about January 6, 2025 with respect to up to 135 employees, and which will be effective on or about April 1, 2025 with respect to up to 37 employees (the “Workforce Reduction”). The Company currently estimates that it will incur aggregate charges of approximately $2,597 in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs. The majority of these charges were incurred in the second quarter of 2025.

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

Our citrus operations are concentrated in central and south Florida, with our groves located in parcels in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties. Because our groves are located in close proximity to each other, the impact of adverse weather conditions has been and may continue to be material to our results of operations, financial position and cash flows. Florida is particularly susceptible to the occurrence of hurricanes and tropical storms. Depending on where any particular hurricane or tropical storm makes landfall, our properties have in the past and could in the future experience significant, if not catastrophic damage. Hurricanes and tropical storms have the potential to destroy crops and impact citrus production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus operations and could result in a loss of operating revenues from those products for a multi-year period. For instance, recent Hurricane Ian had a material adverse effect on the fruit production from our trees for the 2023 harvest season and, potentially to a lesser extent, the next season and future seasons. Furthermore, recent and future hurricanes and tropical storms may lead to inventory impairment charges. We recognized an inventory impairment charge of $19,549 in the fourth quarter of the year ended September 30, 2024 related to our 2024-2025 estimated harvest. We seek to minimize hurricane risk by the purchase of insurance contracts, but a significant portion of our crops remain uninsured. In addition to hurricanes and tropical storms, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes (such as the freeze in the last week of January 2022), unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or properties. Given the significant impact of these conditions, we have evaluated and may continue to evaluate strategic options for the management and utilization of our land. In January 2025, we announced the Strategic Transformation under which we plan to wind down our Alico Citrus division, which holds our citrus production operations, after completion of the current harvest in April 2025. We expect that approximately 3,460 citrus acres will be managed by third-party caretakers for another season through 2026. These adverse weather conditions may continue to negatively impact our results of operations and financial position related to our citrus operations during the remaining harvests. Furthermore, adverse weather conditions may also affect our results of operations and financial position as we shift our focus to our long-term land development strategy.

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

These transactions may present significant risks such as potential loss of significant operating revenues and income streams, inadequate return of capital, regulatory or compliance issues, the triggering of certain financial covenants in our debt instruments (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations and there can be no assurance that any proposed dispositions will be completed on the terms currently contemplated, or at all. The completion of any disposition is subject to various conditions and uncertainties. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

During the year ended September 30, 2024, we continued to experience inflationary pressure on labor costs, which we expect to continue through 2025. A number of external factors, including the deadly conflicts in Ukraine and Israel, as well as responses to such events including sanctions or other restrictive actions, by the United States and/or other countries, changes in trade policies and the imposition of tariffs, pandemics or health crises, adverse weather conditions, increases in fuel prices, supply chain disruptions (including raw material shortages) and labor shortages have impacted, and may continue to impact, transportation and commodity costs and create significant macroeconomic uncertainty. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results. The extent to which current macroeconomic conditions will continue to impact our results will depend on future developments, which are uncertain. Potential negative impacts of these uncertain conditions could include, but are not limited to, the following:

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

As of March 31, 2025, we had $89,946 in principal amount of indebtedness outstanding under our secured credit facilities (excluding deferred financing costs), and an additional availability of $88,506 is available under our revolving line of credit. Our loan agreements, as well as other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs, which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants, including financial covenants that require us to comply with specified financial ratios and tests, and covenants that may restrict certain changes to our business model. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In addition, some of our loan agreements are secured by specific parcels of our land holdings, which are appraised from time to time. Our adherence to these land covenants relies on the most recent land valuations, and we cannot ensure that these valuations will remain constant over time. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. In the short-term, we expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur. In the long-term, as a result of the Strategic Transformation, we expect that we will depend primarily upon our land management, diversified farming operations, and real estate development activities to pay such amounts. We have used proceeds from land sales to repay variable rate debt in the past and expect to use future proceeds from land sales to repay variable rate debt. Land available for sale in the future to raise additional funds includes productive land, the disposition of which may negatively affect our agribusiness revenue stream. In addition, there are factors beyond our control that could negatively affect our agribusiness revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.
Item 5. Other Information
a)None.
b)None.
c)During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, dated February 17, 1972	10-K	00-000261	3.1	12/11/2017

3.2	Certificate of Amendment to Certificate of Incorporation, dated January 7, 1974	S-8	333-130575	4.2	12/21/2005

3.3	Amendment to Articles of Incorporation, dated January 14, 1987	S-8	333-130575	4.3	12/21/2005

3.4	Amendment to Articles of Incorporation, dated December 27, 1988	S-8	333-130575	4.4	12/21/2005

3.5	Second Amended By-Laws of Alico, Inc., amended and restated	8-K	000-00261	3.6	1/15/2021

10.1	Seventh Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated March 31, 2025.	8-K	000-00261	10.1	4/1/2025

10.2	Alico, Inc. Amended and Restated Stock Incentive Plan of 2015	8-K	000-00261	10.1	2/28/2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

May 13, 2025	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2025	By:	/s/ Bradley Heine
Bradley Heine
Chief Financial Officer
(Principal Financial and Accounting Officer)