Form 10-Q
period 2025-06-30
ALICO, INC.
filed 2025-08-12
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 7,645,360 shares of common stock outstanding at August 7, 2025.

ALICO, INC.
FORM 10-Q
For the three and nine months ended June 30, 2025 and 2024
PART I
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

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,073	$3,150
Accounts receivable, net	1,610	771
Inventories	2,995	30,084
Income tax receivable	1,062	1,958
Assets held for sale	6,659	3,106
Prepaid expenses and other current assets	1,558	1,558
Total current assets	55,957	40,627
Restricted cash	762	248
Property and equipment, net	149,460	352,733
Goodwill	2,246	2,246
Other non-current assets	2,135	2,865
Total assets	$210,560	$398,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$916	$3,362
Accrued liabilities	3,313	5,366
Current portion of long-term debt	1,410	1,410
Other current liabilities	330	513
Total current liabilities	5,969	10,651
Long-term debt, net	81,320	82,313
Lines of credit	2,500	8,394
Deferred income tax liabilities, net	4,004	40,873
Other liabilities	67	193
Total liabilities	93,860	142,424
Commitments and Contingencies - Note 13.
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,642,085 and 7,628,639 shares outstanding at June 30, 2025 and September 30, 2024, respectively	8,416	8,416
Additional paid in capital	20,333	20,184
Treasury stock, at cost, 774,060 and 787,506 shares held at June 30, 2025 and September 30, 2024, respectively	(26,284)	(26,694)
Retained earnings	109,266	249,253
Total Alico stockholders’ equity	111,731	251,159
Noncontrolling interest	4,969	5,136
Total stockholders’ equity	116,700	256,295
Total liabilities and stockholders’ equity	$210,560	$398,719

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Operating revenues:
Alico Citrus	$7,805	$13,237	$41,384	$44,591
Land Management and Other Operations	585	373	1,880	1,117
Total operating revenues	8,390	13,610	43,264	45,708
Operating expenses:
Alico Citrus	36,304	17,813	229,022	82,062
Land Management and Other Operations	142	84	233	346
Total operating expenses	36,446	17,897	229,255	82,408
Gross loss	(28,056)	(4,287)	(185,991)	(36,700)
General and administrative expenses	2,867	2,441	8,841	8,034
Loss from operations	(30,923)	(6,728)	(194,832)	(44,734)
Other income, net:
Interest income	153	95	259	345
Interest expense	(907)	(628)	(2,964)	(2,896)
Gain on sale of property and equipment	5,553	4,491	21,400	81,520
Other income, net	—	—	255	—
Total other income, net	4,799	3,958	18,950	78,969
(Loss) income before income taxes	(26,124)	(2,770)	(175,882)	34,235
Income tax (benefit) provision	(7,800)	(861)	(36,874)	9,721
Net (loss) income	(18,324)	(1,909)	(139,008)	24,514
Net (loss) income attributable to noncontrolling interests	35	(135)	167	583
Net (loss) income attributable to Alico, Inc. common stockholders	$(18,289)	$(2,044)	$(138,841)	$25,097
Per share information attributable to Alico, Inc. common stockholders:
(Loss) earnings per common share:
Basic	$(2.39)	$(0.27)	$(18.18)	$3.29
Diluted	$(2.39)	$(0.27)	$(18.18)	$3.29
Weighted-average number of common shares outstanding:
Basic	7,641	7,624	7,637	7,620
Diluted	7,641	7,624	7,637	7,620

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

		For the Three Months Ended June 30, 2025

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2025	8,416	$8,416	$20,274	778	$(26,420)	$127,937	$130,207	$5,004	$135,211
Net loss	—	—	—	—	—	(18,289)	(18,289)	(35)	(18,324)
Dividends ($0.05/share)	—	—	—	—	—	(382)	(382)	—	(382)
Stock-based compensation	—	—	59	(4)	136	—	195	—	195
Balance at June 30, 2025	8,416	$8,416	$20,333	774	$(26,284)	$109,266	$111,731	$4,969	$116,700

		For the Three Months Ended June 30, 2024

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2024	8,416	$8,416	$20,109	796	$(26,969)	$270,182	$271,738	$4,668	$276,406
Net (loss) income	—	—	—	—	—	(2,044)	(2,044)	135	(1,909)
Dividends ($0.05/share)	—	—	—	—	—	(380)	(380)	—	(380)
Stock-based compensation	—	—	44	(4)	131	—	175	—	175
Balance at June 30, 2024	8,416	$8,416	$20,153	792	$(26,838)	$267,758	$269,489	$4,803	$274,292

		For the Nine Months Ended June 30, 2025

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares (1)	Amount
Balance at September 30, 2024	8,416	$8,416	$20,184	788	$(26,694)	$249,253	$251,159	$5,136	$256,295
Net income (loss)	—	—	—	—	—	(138,841)	(138,841)	(167)	(139,008)
Dividends ($0.15/share)	—	—	—	—	—	(1,146)	(1,146)	—	(1,146)
Stock-based compensation	—	—	149	(13)	410	—	559	—	559
Balance at June 30, 2025	8,416	$8,416	$20,333	774	$(26,284)	$109,266	$111,731	$4,969	$116,700
(1) - May not foot due to rounding.

		For the Nine Months Ended June 30, 2024

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2023	8,416	$8,416	$20,045	806	$(27,274)	$243,804	$244,991	$5,386	$250,377
Net income (loss)	—	—	—	—	—	25,097	25,097	(583)	24,514
Dividends ($0.15/share)	—	—	—	—	—	(1,143)	(1,143)	—	(1,143)
Stock-based compensation	—	—	108	(14)	436	—	544	—	544
Balance at June 30, 2024	8,416	$8,416	$20,153	792	$(26,838)	$267,758	$269,489	$4,803	$274,292

See accompanying notes to the unaudited condensed     consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities
Net (loss) income	$(139,008)	$24,514
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	170,800	11,317
Amortization of debt issue costs	127	176
Gain on sale of property and equipment	(21,400)	(81,520)
Impairment of long-lived assets	24,966	—
Loss on disposal of long-lived assets	780	6,213
Inventory net realizable value adjustment	9,895	28,549
Deferred income tax (benefit) provision	(36,869)	458
Stock-based compensation expense	559	544
Other	(390)	55
Changes in operating assets and liabilities:
Accounts receivable	(839)	(3,800)
Inventories	17,194	(12,624)
Prepaid expenses	—	76
Income tax receivable	896	1,200
Other assets	10	(46)
Accounts payable and accrued liabilities	(4,048)	(843)
Income taxes payable	—	7,171
Other liabilities	168	(160)
Net cash provided by (used in) operating activities	22,841	(18,720)

Cash flows from investing activities:
Purchases of property and equipment	(4,049)	(15,931)
Net proceeds from sale of property and equipment	28,172	86,394
Notes receivable	570	—
Change in deposits on purchase of citrus trees	—	(375)
Net cash provided by investing activities	24,693	70,088

Cash flows from financing activities:
Repayments on revolving lines of credit	(25,194)	(44,032)
Borrowings on revolving lines of credit	19,300	19,310
Principal payments on term loans	(1,057)	(20,089)
Dividends paid	(1,146)	(1,143)
Net cash used in financing activities	(8,097)	(45,954)

Net increase in cash and cash equivalents and restricted cash	39,437	5,414
Cash and cash equivalents and restricted cash at beginning of the period	3,398	3,692

Cash and cash equivalents and restricted cash at end of the period	$42,835	$9,106

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$2,844	$3,337
Cash (received) paid for income taxes, net of refunds	$(900)	$890

Non-cash investing and financing activities:
Dividends declared but unpaid	$382	$381
Assets received in exchange for services	$—	$85
Trees delivered in exchange for prior tree deposits	$—	$377
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share and per acre amounts)
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 50,570 acres of land and approximately 46,200 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.
On January 6, 2025, the Company announced a Strategic Transformation (the “Strategic Transformation”) in the Company’s business focus, to wind down its Alico Citrus division, which holds the Company’s citrus production operations, to focus on a long-term diversified land usage and real estate development strategy. Due to increasing financial challenges from citrus greening disease and environmental factors for many seasons, the Company has decided to not spend further material capital on its citrus operations and to wind down substantially all of its Citrus’ primary operations after completion of the current harvest in April 2025. In connection with this Strategic Transformation, on January 3, 2025, the Company’s Board of Directors (the “Board”) approved a reduction in the Company’s current workforce by up to 172 employees, which occurred effective on or about January 6, 2025 with respect to up to 135 employees, and will be effective between April 1, 2025 and May 30, 2025 with respect to up to 37 employees. The Board’s decision is part of cost-reduction initiatives aimed at providing investors with a greater return on capital that includes the benefits and stability of a conventional agriculture investment, with the optionality that comes with active land management. In May 2025, the Company entered into a Mutual Contract Termination Agreement with Tropicana, terminating our agreement with them in its entirety following the fulfillment of all obligations under that agreement concerning the 2024/2025 Crop Year and all outstanding amounts had been settled by June 30, 2025.
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

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized at a point-in-time	$7,798	$12,291	$40,496	$42,250
Revenue recognized over time	592	1,319	2,768	3,458
Total	$8,390	$13,610	$43,264	$45,708
Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Beginning with the current fiscal year, substantially all of the Company’s fruit sales contracts are based on fixed prices per pound solids. As of June 30, 2025, and September 30, 2024, the Company had total receivables relating to sales of citrus of $1,010 and $444, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.
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
Disaggregated Revenue
Revenues disaggregated by significant products and services for the three and nine months ended June 30, 2025 and 2024 are as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Alico Citrus
Early and Mid-Season	$—	$—	$15,577	$14,534
Valencias	7,795	12,183	24,088	26,915
Fresh Fruit and Other	3	108	831	801
Grove Management Services	7	946	888	2,341
Total	$7,805	$13,237	$41,384	$44,591

Land Management and Other Operations
Land and Other Leasing	$496	$302	$1,649	$894
Other	89	71	231	223
Total	$585	$373	$1,880	$1,117

Total Revenues	$8,390	$13,610	$43,264	$45,708

Cash and Cash Equivalents
The Company considers cash in banks and highly liquid instruments with an original maturity to the Company of three months or less to be cash and cash equivalents. At various times throughout the nine months ended June 30, 2025 and year ended September 30, 2024, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.
Restricted Cash

(in thousands)	June 30, 2025	September 30, 2024

Cash and cash equivalents	$42,073	$3,150
Restricted cash (a)	762	248
Cash and cash equivalents and restricted cash	$42,835	$3,398
a.    Restricted cash represents Cash-Secured Irrevocable Standby Letters of Credit of $762 to secure certain contractual obligations at June 30, 2025 and Cash-Secured Irrevocable Standby Letters of Credit of $248 to secure certain contractual obligations at September 30, 2024.
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
The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

(in thousands)	June 30, 2025		September 30, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$1,410	$1,413	$1,410	$1,420
Long-term debt	$84,190	$80,225	$91,141	$86,987
As of June 30, 2025 and September 30, 2024 the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
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

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for the three and nine months ended June 30, 2025 and 2024:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Weighted Average Common Shares Outstanding – Basic	7,641	7,624	7,637	7,620
Effect of dilutive securities – stock options and unrestricted stock	—	—	—	—
Weighted Average Common Shares Outstanding – Diluted	7,641	7,624	7,637	7,620
Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share. There were 38,000 stock options and 38,000 Market-based Restricted Stock Units, which were excluded from the calculation of dilutive securities at June 30, 2025 and 38,000 stock options which were excluded from the calculation of dilutive securities at June 30, 2024, respectively, as they were anti-dilutive.

Accounting for government grants
The Company recognizes government grants when there is reasonable assurance that: (1) the grant will be received and (2) all conditions will be met. For income-based grants, the Company recognizes the income on a systemic basis over the periods in which it recognizes as expense the related costs for which the grant was intended to compensate.
In the nine months ended June 30, 2025 and 2024, the Company recognized $1,116 grant monies and $2,911 of grant monies, respectively, from the Citrus Research and Field Trial Foundation’s (“CRAFT”) program to assist citrus growers in the State of Florida using Oxytetracycline (“OTC”) and other approved therapies to combat the effect of “greening” of their citrus trees. At June 30, 2025 and September 30, 2024 grant monies of $425 and $1,192, respectively, were recognized as a component of Inventories on the Company’s Condensed Consolidated Balance Sheet. In addition, for the nine months ended June 30, 2025 and 2024 $691 and $1,805, respectively, were recognized as a reduction of Operating expenses in the Company’s Condensed Consolidated Statement of Operations, as the fruit was sold, in order to align it to the period over which the expense related to the OTC treatments is recognized. These grant monies were received in exchange for providing certain historical data to the CRAFT Foundation about the Company’s citrus groves. The $2,911 of CRAFT funds recognized at June 30, 2024 covered substantially all of the costs of the OTC application for 2023-2024 harvest and the $1,192 of CRAFT funds recognized in Inventories at September 30, 2024 covered approximately 35% of the cost of OTC treatment for the 2024 - 2025 harvest. The Company may continue, but is not obligated, to participate in future CRAFT programs on the effects of the use of OTC on its Citrus Trees, in the groves that will continue to produce oranges (see Note 1. Description of Business and Basis of Presentation for further information on the Company’s Strategic Transformation).

Concentrations
Accounts receivable from the Company’s major customer as of June 30, 2025 and September 30, 2024, and revenue from such customer for the nine months ended June 30, 2025 and 2024, are as follows:

(in thousands)	Accounts Receivable		Revenue		% of Total Revenue
	June 30,	September 30,	Nine Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Tropicana	$—	$—	$38,434	$40,456	88.8%	88.5%
The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico’s cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. The Company has determined that the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets is the Grove level and includes, its Citrus Trees, Land, certain equipment (principally irrigation related) and the Buildings and improvements within its citrus groves, which are used together to generate cash flows from fruit for sales to its customers. For the nine months ended June 30, 2025 the Company recognized an impairment of its long lived assets at one of its groves, as well as its young trees, which were not yet being depreciated, of $24,966, which was recorded within Operating expenses in its Alico Citrus Segment. The fair value of the assets which were determined to be impaired were based primarily on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations (such as the fruit harvest and crop insurance proceeds) through the third quarter ended June 30, 2025.
No impairment of long-lived assets was recognized during the three months ended June 30, 2025 or the three and nine months ended June 30, 2024. As of June 30, 2025 and September 30, 2024, long-lived assets were comprised of property and equipment.
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
Noncontrolling Interest in Consolidated Subsidiary
The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net losses of $71 and $276 for the three months ended June 30, 2025 and 2024, respectively, and net losses of $341 and $1,190 for the nine months ended June 30, 2025 and 2024, respectively, of which 51% is attributable to the Company.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective for us on October 1, 2024, for our fiscal year ended September 30, 2025. The adoption of this accounting pronouncement will result in incremental disclosures within our Segment Information footnote.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which amends Topic 740 primarily through enhanced disclosures about an entity’s tax risks and tax planning. The amendments are effective for public business entities in annual periods beginning after December 15, 2024, with early adoption permitted on a prospective or retrospective basis. ASU 2023-09 will become effective for us on October 1, 2025. The Company expects to include certain additional income tax disclosures as a result of the adoption of this accounting pronouncement but it will not impact the Company's results of operations, financial condition or cash flows.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which amends Topic 220 primarily through requiring disclosures in the notes to financial statements about certain costs and expenses. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted on a prospective or retrospective basis. ASU 2024-03 becomes effective for us on October 1, 2027. The Company is currently evaluating the impact of the adoption of this accounting pronouncement.
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
Note 3. Inventories
Inventories consist of the following at June 30, 2025 and September 30, 2024:

(in thousands)	June 30, 2025	September 30, 2024

Unharvested fruit crop on the trees	$2,428	$28,921
Other	567	1,163
Total inventories	$2,995	$30,084
The Company records its inventory at the lower of cost or net realizable value.
For the nine months ended June 30, 2025 and 2024, the Company recorded inventory adjustments of $9,895 and $28,549, respectively, to reduce inventory to net realizable value within Operating expenses. The adjustment for the nine months ended June 30, 2025 was due to a lower than anticipated harvest of the Early and Mid-Season and Valencia crops, principally as a result of Hurricane Milton, which hit in October 2024. The inventory adjustment during the nine months ended June 30, 2024 was the result of the continued weak recovery from the impacts of Hurricane Ian which hit in September 2022.
The Company received $15,970 and $20,010 of insurance proceeds relating to Hurricane Milton during the three and nine months ended June 30, 2025, respectively, which was recorded within Operating expenses in our Condensed Consolidated Statement of Operations.

Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at June 30, 2025 and September 30, 2024:

(in thousands)	Carrying Value
	June 30, 2025	September 30, 2024
Ranch	$—	$69
Alico Citrus	6,659	3,037
Total assets held for sale	$6,659	$3,106

On March 7, 2025, the Company entered into an agreement to sell 2,930 acres of citrus land for $26,663 ($9,100 per acre).

As of June 30, 2025, as a result of the Strategic Transformation, the Company had vehicles and equipment with a net book value of $658 as Held for Sale and recognized an accrued loss of $297.

During the nine months ended June 30, 2025, the Company sold approximately 2,794 acres of land for $23,502.
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
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at June 30, 2025 and September 30, 2024:

(in thousands)	June 30, 2025	September 30, 2024

Citrus trees	$54,364	$319,149
Equipment and other facilities	39,015	58,293
Buildings and improvements	5,212	6,515
Total depreciable properties	98,591	383,957
Less: accumulated depreciation and depletion	(62,027)	(146,086)
Net depreciable properties	36,564	237,871
Land and land improvements	112,896	114,862
Property and equipment, net	$149,460	$352,733
During the nine months ended June 30, 2025 and 2024, the Company recorded a loss on the disposal of long lived assets of $780 and $6,213, respectively, which has been recognized within Operating expenses.
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
As a result of this analysis, the Company determined that there was an impairment of its young trees, which were not yet being depreciated and its long lived assets at one of its groves of $24,966, which was recorded within Operating expenses in its Alico Citrus Segment. This analysis was based on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations (such as the fruit harvest and crop insurance proceeds) through the third quarter ended June 30, 2025.
Furthermore, the estimated useful life of the Company’s citrus trees had been impacted and their lives were changed to a range of four to sixteen months depending upon whether the trees will be abandoned at the end of the Fiscal Year 2025 harvest season or if they are either being retained or leased for another year, which is expected to conclude in April 2026, respectively. The Company recognized accelerated depreciation on its trees and certain of its other fixed assets of approximately $40,733 and $160,526 for the three and nine months ended June 30, 2025, respectively. Citree was not impacted by the Strategic Transformation and as such no change in estimated useful life was deemed necessary. The impact of the accelerated depreciation on net income for the three and nine months ended June 30, 2025 was $28,635 and $126,816, respectively, and the impact on both Basic and Diluted earnings per share for the three and nine months ended June 30, 2025 was a loss of $3.75 and $16.61, respectively.
Note 6. Accrued Liabilities
Accrued liabilities consist of the following at June 30, 2025 and September 30, 2024:

(in thousands)	June 30, 2025	September 30, 2024

Ad valorem taxes	$1,182	$1,898
Accrued employee wages and benefits	964	1,727
Accrued interest	549	554
Accrued dividends	382	381
Professional fees	163	275
Accrued insurance	73	124
Other accrued liabilities	—	407
Total accrued liabilities	$3,313	$5,366
Note 7. Restructure and Other Charges
On January 3, 2025, the Board approved the Strategic Transformation and associated reduction in the Company’s current workforce by up to 172 employees. This workforce reduction was effective on January 6, 2025 with respect to 135 employees, and was effective between April 1, 2025 and May 30, 2025 with respect to 34 employees (see Note 1. Description of Business and Basis of Presentation for further information on the Strategic Transformation).

	Personnel	Other	Total
Balance at September 30, 2024	$—	$—	$—
Restructure expense	2,261	313	2,574
Restructure payments	(2,121)	(313)	(2,434)
Balance at June 30, 2025	$140	$—	$140
These Restructure and other charges were incurred in the Company’s Citrus Segment with Personnel costs of $2,029 and $232 being recognized in Operating expenses and General and administrative expenses, respectively, and Other costs of $313, principally representing legal costs, recognized in General and administrative expense during the three and nine months ended June 30, 2025 (see Note 5. Property and Equipment, Net for information on the Asset Impairment).
As of June 30, 2025, the Company has accrued for the Personnel and Other restructure expenses within Accrued expenses and believes the restructuring plan is substantially complete.

Note 8. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization, at June 30, 2025 and September 30, 2024:

(in thousands)	June 30, 2025	September 30, 2024
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	$70,000	$70,000
Pru Loans A & B	9,587	10,457
Met Citree Term Loan	3,513	3,700
Deferred financing fees	(370)	(434)
	82,730	83,723
Less current portion	1,410	1,410
Long-term debt	$81,320	$82,313
The following table summarizes the line of credit and related deferred financing costs, net of accumulated amortization at June 30, 2025 and September 30, 2024:

(in thousands)	June 30, 2025	September 30, 2024
Line of Credit:
RLOC	$2,500	$8,394
Deferred financing fees	(739)	(671)
Line of Credit	$1,761	$7,723
Interest costs expensed and capitalized were as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$907	$628	$2,964	$2,896
Interest capitalized	37	322	365	917
Total	$944	$950	$3,329	$3,813
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

On March 31, 2025, the Company entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with Met to, among other things, remove the Debt Service; Tangible Net Worth; Current Ratio and Debt to Total Assets Ratio covenants in their entirety. These restrictive covenants were replaced with a Quarterly Liquidity Covenant which requires the Company to maintain cash and cash equivalents in an amount equal to 1.5 multiplied by the cumulative sum of: i) the scheduled principal and interest payments due under the debt owed to Met and Prudential which may be due and payable during the immediately following twelve month period and ii) the projected interest payments due under the Amended RLOC (the “Minimum Liquidity Requirement”). In addition, the Company must maintain Cash and cash equivalents and Current Assets less Current liabilities (“Working Capital”) in excess of the Minimum Liquidity Requirement. At June 30, 2025, the Minimum Liquidity Requirement was $7,400.
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
The Amended RLOC bears interest rate at SOFR plus 220 basis points (the "Amended SOFR Spread”), with a SOFR floor of 5.00% and a minimum balance of $2,500. The Amended SOFR spread and SOFR floor are subject to adjustment by lender every two years beginning January 1, 2026 and every two years thereafter until maturity. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. At June 30, 2025 and September 30, 2024, $92,500 and $86,606 were available under the RLOC, respectively.
The variable interest rate on the Amended RLOC was 6.53% and 7.30% per annum as of June 30, 2025 and September 30, 2024, respectively.
Prior to the Seventh Amendment, the credit facilities noted above were subject to various covenants including the following financial covenants: (i) minimum debt service coverage ratio of 1.10 to 1.00; (ii) tangible net worth of at least $160,000 increased annually by 10% of consolidated net income for the preceding years, or $175,263 for the year ended September 30, 2025; (iii) minimum current ratio of 1.50 to 1.00; and (iv) debt to total assets ratio not greater than .625 to 1.00. As of June 30, 2025, the Company was in compliance with all of the financial covenants. The Amended Credit Agreement also includes a 55.0% Loan To Value Cap (the "LTV CAP") on the value of the term loans and RLOC capacity. At June 30, 2025, the Company was able to draw the available balance under the RLOC, while remaining under the LTV Cap.
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
The Pru Loans A & B are subject to an annual financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of June 30, 2025.
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

Note 9. Income Taxes
Our effective tax rate for the three and nine months ended June 30, 2025 was a benefit of 29.9% and 21.0%, respectively. The rate for the three and nine months ended June 30, 2025 differed from the Federal Statutory rate of 21.0%, primarily due to a change in the valuation allowance. Based on both positive and negative evidence, management determined that it was not “more likely than not” the deferred tax assets will be realized. This is primarily due to the accelerated book depreciation on the citrus producing assets, which is anticipated to result in a cumulative three-year loss during fiscal year ending September 30, 2025.
Our effective tax rate for the three and nine months ended June 30, 2024 was a (benefit) provision of (31.1%) and 28.4%, respectively. The rate for the nine months ended June 30, 2024 differed from the Federal Statutory rate of 21.0%, primarily due to state income taxes and a change in the valuation allowance for the charitable contribution carryover.

On July 4, 2025, H.R. 1 - One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations and cash flows.
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

Information by operating segment is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Alico Citrus	$7,805	$13,237	$41,384	$44,591
Land Management and Other Operations	585	373	1,880	1,117
Total operating revenues	$8,390	$13,610	43,264	45,708

Operating expenses:
Alico Citrus	$36,304	$17,813	229,022	82,062
Land Management and Other Operations	142	84	233	346
Total operating expenses	$36,446	$17,897	229,255	82,408

Gross (loss) profit:
Alico Citrus	$(28,499)	$(4,576)	(187,638)	(37,471)
Land Management and Other Operations	443	289	1,647	771
Total gross (loss) profit	$(28,056)	$(4,287)	$(185,991)	$(36,700)

Depreciation, depletion and amortization:
Alico Citrus	$44,359	$3,660	$170,061	$11,111
Land Management and Other Operations	11	9	55	46
Other Depreciation, Depletion and Amortization	169	46	684	160
Total depreciation, depletion and amortization	$44,539	$3,715	$170,800	$11,317

(in thousands)	June 30, 2025	September 30, 2024

Assets:
Alico Citrus	$196,596	$383,777
Land Management and Other Operations	12,491	13,134
Other Corporate Assets	1,473	1,808
Total Assets	$210,560	$398,719

The reconciliations of segment gross profit (loss) to consolidated income (loss) before income taxes are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Alico Citrus	$(28,499)	$(4,576)	$(187,638)	$(37,471)
Land Management and Other Operations	443	289	1,647	771
Segment gross loss	(28,056)	(4,287)	(185,991)	(36,700)
General and administrative expenses	2,867	2,441	8,841	8,034
Loss from operations	(30,923)	(6,728)	(194,832)	(44,734)
Other income, net:
Interest income	153	95	259	345
Interest expense	(907)	(628)	(2,964)	(2,896)
Gain on sale of property and equipment	5,553	4,491	21,400	81,520
Other income, net	—	—	255	—
Total other income, net	4,799	3,958	18,950	78,969
(Loss) income before income taxes	$(26,124)	$(2,770)	$(175,882)	$34,235
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
Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
Operating lease components	2025	2024	2025	2024
Operating leases costs recorded in general and administrative expenses	$37	$37	$111	$111
The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

June 30, 2025
Weighted-average remaining lease term	1.2 years
Weighted-average discount rate	5.34%

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
Stock Compensation – Board of Directors
The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was $130 and $368 for the three and nine months ended June 30, 2025, respectively, and $118 and $375 for the three and nine months ended June 30, 2024.
Stock Compensation - Employees
Stock compensation expense related to employee awards were $65 and $191 for the three and nine months ended June 30, 2025, and $57 and $169 for the three and nine months ended June 30, 2024, respectively.
Restricted Stock Awards (“RSAs”)

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2024	17,500	$37.82
Vested	(8,750)	37.82
Outstanding at June 30, 2025 (a)	8,750	$37.82
a.The remaining contractual term is 0.5 years and the aggregate intrinsic value of RSAs expected to vest is $286.
There was $46 and $150 of total unrecognized stock compensation costs related to unvested RSAs at June 30, 2025 and September 30, 2024, respectively.
Stock Option Grants

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and outstanding - June 30, 2025	38,000	$33.75	1.5	—
No stock compensation expense related to stock options was recognized for the three and nine months ended June 30, 2025 or June 30, 2024, respectively.

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
The assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s MRSUs are as follows:

Nine months ended
June 30, 2025
Expected volatility of stock price	33.14%
Risk-free interest rate	4.26%
Expected term of awards (years)	2.77
Dividend yield	0.76%
Grant date stock price	$26.15

Market-based Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2024	—	$—
Granted	38,000	$12.32
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2025 (a)	38,000	$12.32
a.The weighted average remaining contractual term is 2.8 years and the aggregate intrinsic value of MRSUs expected to vest is $1,134.
As of June 30, 2025 and September 30, 2024, total unrecognized stock compensation costs for MRSUs was $380 and $0, respectively.
Forfeitures of RSAs, stock options and MRSUs are recognized as incurred.
Total stock-based compensation expense for the three and nine months ended June 30, 2025, which was recognized in general and administrative expense, was $195 and $559, respectively, and $175 and $544 for the three and nine months ended June 30, 2024, respectively.
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
Note 15. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2025, the balance sheet date, up to the date that the unaudited condensed consolidated financial statements were issued and determined there are no additional events to disclose.

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
Business Overview
Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) currently generates operating revenues primarily from the sale of our citrus products, providing management services to citrus groves owned by third parties, and grazing and hunting leasing. We operate as two business segments, and all of our operating revenues are generated in the United States. While Alico Citrus, which holds the Company’s citrus production operations, has substantially wound down operations after the 2024/2025 harvest due to environmental and financial challenges, Alico remains committed to Florida’s agriculture industry, and will focus on its long-term diversified land usage and real estate development strategy.
For the three months ended June 30, 2025 and June 30, 2024, we generated operating revenue of $8,390 and $13,610, respectively, loss from operations of $30,923 and $6,728, respectively, and net loss attributable to common stockholders of $18,289 and $2,044, respectively. Net cash provided by (used) in operating activities was $22,841 and $(18,720) for the nine months ended June 30, 2025 and June 30, 2024, respectively.
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
For the three months ended June 30, 2025 and 2024, the Alico Citrus segment generated 93.0% and 97.3%, respectively, of our consolidated revenues and the Land Management and Other Operations segment generated 7.0% and 2.7%, respectively, of our consolidated revenues.
For the nine months ended June 30, 2025 and 2024, the Alico Citrus segment generated 95.7% and 97.6%, respectively, of our consolidated revenues and the Land Management and Other Operations segment generated 4.3% and 2.4%, respectively, of our consolidated revenues.

Recent Developments

Corkscrew Grove Stewardship District

On June 25, 2025, Gov. Ron DeSantis signed House Bill 4041 to create the Corkscrew Grove Stewardship District, an independent special district responsible for the construction, operations and maintenance of community infrastructure in eastern Collier County. The Corkscrew Grove Stewardship District will assist Alico in its efforts to effectively finance infrastructure, help restore and manage natural areas, and oversee the administration of the master planned communities and lands within the district’s boundaries.

Land Sales
During the quarter ended June 30, 2025, the Company sold approximately 694 acres of land for $6,247 ($9,000 per acre).

Crop Insurance
We received $15,970 of insurance proceeds relating to Hurricane Milton during the three months ended June 30, 2025, bringing the total crop insurance proceeds for the nine months ended June 30, 2025 to $20,010.
CRAFT Program
We received grant monies from CRAFT of $1,116 during the three months ended June 30, 2025.

Condensed Consolidated Results of Operations
The following discussion provides an analysis of our results of operations for the three and nine months ended June 30, 2025, as compared to 2024:

(in thousands)
	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Operating revenues:
Alico Citrus	$7,805	$13,237	$(5,432)	(41.0)%	$41,384	$44,591	$(3,207)	(7.2)%
Land Management and Other Operations	585	373	212	56.8%	1,880	1,117	763	68.3%
Total operating revenues	8,390	13,610	(5,220)	(38.4)%	43,264	45,708	(2,444)	(5.3)%

Gross (loss) profit:
Alico Citrus	(28,499)	(4,576)	(23,923)	522.8%	(187,638)	(37,471)	(150,167)	400.8%
Land Management and Other Operations	443	289	154	53.3%	1,647	771	876	113.6%
Total gross (loss) profit	(28,056)	(4,287)	(23,769)	554.4%	(185,991)	(36,700)	(149,291)	406.8%

General and administrative expenses	2,867	2,441	426	17.5%	8,841	8,034	807	10.0%
Loss from operations	(30,923)	(6,728)	(24,195)	359.6%	(194,832)	(44,734)	(150,098)	335.5%
Total other income, net	4,799	3,958	841	21.2%	18,950	78,969	(60,019)	(76.0%)
(Loss) income before income taxes	(26,124)	(2,770)	(23,354)	NM	(175,882)	34,235	(210,117)	NM
Income tax (benefit) provision	(7,800)	(861)	(6,939)	NM	(36,874)	9,721	(46,595)	(479.3%)
Net loss	(18,324)	(1,909)	(16,415)	NM	(139,008)	24,514	(163,522)	NM
Net (loss) income attributable to noncontrolling interests	35	(135)	170	(125.9)%	167	583	(416)	(71.4)%
Net loss attributable to Alico, Inc. common stockholders	$(18,289)	$(2,044)	$(16,245)	NM	$(138,841)	$25,097	$(163,938)	NM
NM = Not meaningful
Operating Revenue
The 38.4% decrease in revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to the Early and Mid-Season and Fresh Fruit harvests beginning earlier in the first quarter of the year and ending earlier in the current quarter of 2025, partially driven by fruit drop as a result of Hurricane Milton. The decrease was also driven by a decrease in grove management revenues as a result of the expiration on December 31, 2024 of the Citrus Grove Management Agreement that we entered into on October 30, 2023 (the “Grove Owners Agreement”).

These decreases were partially offset by a 28.5% increase in the price per pound solids of the Valencia crop, as a result of more favorable pricing in one of our then-existing contracts with Tropicana and an increase in rock and sand royalties.
The 5.3% decrease in revenue for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024, was primarily due to a 26.4% decrease in total pound solids produced as a result of Hurricane Milton and a 62.1% decrease in Grove management services due to the expiration of the Grove Owners Agreement on December 31, 2024, partially offset by a blended 30.2% increase in the price per pound solid.
The 56.8% and 68.3% increase in revenue within Land Management and Other for the three and nine months ended June 30, 2025, respectively, as compared to the same periods in the prior year, is principally due to an increase in rock and sand royalty income and sod sales, partially offset by lower farm, grazing and hunting lease revenues due to the sale of the Alico Ranch.
Operating Expenses
The increase in operating expenses of $18,549 and $146,847 for the three and nine months ended June 30, 2025, respectively, as compared to the three and nine months ended June 30, 2024, was driven by the acceleration of depreciation of approximately $40,586 and $159,941 principally on our Citrus trees in the three and nine months ended June 30, 2025, respectively, as a result of the Strategic Transformation and decision to wind down our citrus operations and the impairment of our young trees, which were not yet being depreciated, as well as the impairment of our long lived assets at one of our groves of $24,966. Partially offsetting the increase in cost of sales were lower inventory adjustments of nil and $9,895 during the three and nine months ended June 30, 2025, respectively, compared to $17,703 and $28,549 for the three and nine months ended June 30, 2024, respectively, and $15,970 and $20,010 of crop insurance proceeds received in connection with Hurricane Milton during the three and nine months ended June 30, 2025, respectively, (which was recorded within Fresh Fruit and Other in the table below).
General and Administrative Expense
General and administrative expense increased $426 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily due to the acceleration of depreciation on certain administrative assets, higher employee costs (as a result of higher bonus accruals) and higher legal fees related to the Strategic Transformation.
General and administrative expense increased $807 for the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024 due to the acceleration of depreciation on certain administrative assets and an increase in legal fees, both related to our Strategic Transformation, partially offset by lower employee costs related to paid time off and bonus accruals.
Other Income (Expense), net
Other income (expense), net for the three months ended June 30, 2025 increased $841 compared to the three months ended June 30, 2024, driven by the sale of approximately 694 acres of land and a gain of approximately $1,275 from the sale of equipment and vehicles, as compared to the quarter ended June 30, 2024, when we sold 798 acres of land.
Other income (expense), net for the nine months ended June 30, 2025 decreased $60,019 compared to the nine months ended June 30, 2024, principally as a result of fewer acres of land being sold during the nine months ended June 30, 2025, as compared to the prior year period, when we sold the Alico Ranch to the State of Florida.
Income Taxes
The increase in the income tax (benefit) of $6,939 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was driven by an increase in our pre-tax loss in the current year period, primarily due to the accelerated book depreciation of citrus producing assets.

The change in the income taxes to a tax (benefit) from a tax provision for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024, of $46,595 was driven by the decreased earnings due to the accelerated depreciation of citrus producing assets, while the income tax expense for the nine months ended June 30, 2024 was principally due to the sale of 17,229 acres of the Alico Ranch to the State of Florida during the period.
The following discussion provides an analysis of our operating segments:
Alico Citrus

(in thousands, except per box and per pound solids data)

	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2025	2024	Unit	%	2025	2024	Unit	%
Operating Revenues:
Early and Mid-Season	$—	$—	$—	NM	$15,577	$14,534	$1,043	7.2%
Valencias	7,795	12,183	(4,388)	(36.0)%	24,088	26,915	(2,827)	(10.5)%
Fresh Fruit and Other	3	108	(105)	(97.2)%	831	801	30	3.7%
Grove Management Services	7	946	(939)	(99.3)%	888	2,341	(1,453)	(62.1)%
Total	$7,805	$13,237	$(5,432)	(41.0)%	$41,384	$44,591	$(3,207)	(7.2)%
Boxes Harvested:
Early and Mid-Season	—	—	—	NM	944	1,194	(250)	(20.9)%
Valencias	420	843	(423)	(50.2)%	1,305	1,855	(550)	(29.6)%
Total Processed	420	843	(423)	(50.2)%	2,249	3,049	(800)	(26.2)%
Fresh Fruit	—	—	—	NM	37	35	2	5.7%
Total	420	843	(423)	(50.2)%	2,286	3,084	(798)	(25.9)%
Pound Solids Produced:
Early and Mid-Season	—	—	—	NM	4,224	5,364	(1,140)	(21.3)%
Valencias	2,134	4,294	(2,160)	(50.3)%	6,622	9,365	(2,743)	(29.3)%
Total	2,134	4,294	(2,160)	(50.3)%	10,846	14,729	(3,883)	(26.4)%
Pound Solids per Box:
Early and Mid-Season	—	—	0.00	NM	4.47	4.49	(0.02)	(0.4)%
Valencias	5.08	5.09	(0.01)	(0.3)%	5.07	5.05	0.02	0.3%
Price per Pound Solids:
Early and Mid-Season	$—	$—	$—	NM	$3.69	$2.71	$0.98	36.2%
Valencias	$3.65	$2.84	$0.81	28.5%	$3.64	$2.87	$0.77	26.8%
Price per Box:
Fresh Fruit	$—	$15.51	$(15.51)	(100.0)	$15.51	$15.89	$(0.38)	(2.4)%
Operating Expenses:
Cost of Sales	$50,210	$14,038	$36,172	257.7%	$237,824	$68,857	$168,967	245.4%
Harvesting and Hauling	2,238	3,296	(1,058)	(32.1)%	10,743	11,843	(1,100)	(9.3)%
Fresh Fruit and Other	(15,971)	(222)	(15,749)	NM	(19,823)	(229)	(19,594)	NM
Grove Management Services	(173)	701	(874)	(124.7)%	278	1,591	(1,313)	(82.5)%
Total	$36,304	$17,813	$18,491	103.8%	$229,022	$82,062	$146,960	179.1%
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
Comparison of the Three and Nine Months Ended June 30, 2025 and 2024 for the Alico Citrus Segment
The 41.0% and 7.2% decrease in revenue for the three and nine months ended June 30, 2025, respectively, compared to the three and nine months ended June 30, 2024, was primarily due to a 50.3% and 26.4%, respectively, decrease in the total pound solids produced, driven by fruit drop as a result of Hurricane Milton. These decreases were partially offset by a 28.5% increase in the price per pound solids of the Valencia crop for the for the three months ended June 30, 2025 and a 30.2% increase in the blended price per pound solid of our harvest for the nine months ended June 30, 2025, all of which was driven by more favorable pricing in one of our then-existing contracts with Tropicana.
Revenue for the three and nine months ended June 30, 2025 from the grove owners relating to Grove Management Services decreased 99.3% and 62.1%, respectively, compared to the prior year periods, principally due to the expiration of the Grove Owners contract in December 31, 2024 reducing Grove Management revenues in the three and nine months ending June 30, 2025.
For the three and nine months ended June 30, 2025, we recognized an increase in Cost of Sales of $36,172 and $168,967, respectively, compared to the same period in the prior year, which was driven by the acceleration of depreciation on our Citrus trees in the quarter ended June 30, 2025, as a result of the Strategic Transformation and decision to wind down our citrus operations and the impairment of its young trees, which were not yet being depreciated, and the long lived assets at one of our groves, of $24,966. Partially offsetting the increase in cost of sales were lower inventory adjustments of nil and $9,895 during the three and nine months ended June 30, 2025, respectively, compared to $17,703 and $28,549 during the three and nine months ended June 30, 2024, respectively, and $15,970 and $20,010 of crop insurance proceeds received in connection with Hurricane Milton during the three and nine months ended June 30, 2025, respectively, (which was recorded within Fresh Fruit and Other in the table above).
For the three and nine months ended June 30, 2025 Harvesting and Hauling expenses were down 32.1% and 9.3%, respectively, compared to the three and nine months ended June 30, 2024 driven by a 50.2% and 25.9% decrease in boxes harvested, respectively. The decrease in boxes harvested was principally due to a smaller harvest as a result of the fruit drop caused by Hurricane Milton, partially offset by an increase in cost per box harvested.
The 124.7% and 82.5% decrease, respectively, in operating expenses relating to grove management services for the three and nine months ended June 30, 2025, compared to the same periods ending June 30, 2024, was due to the expiration of the Grove Management Services agreement on December 31, 2024.
Land Management and Other Operations
The table below presents key operating measures for the three and nine months ended June 30, 2025 and 2024 for the Land Management and Other Operations segment:

(in thousands)	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue From:
Land and Other Leasing	$496	$302	$194	64.2%	$1,649	$894	$755	84.5%
Other	89	71	18	25.4%	231	223	8	3.6%
Total	$585	$373	$212	56.8%	$1,880	$1,117	$763	68.3%
Operating Expenses:
Land and Other Leasing	$141	$84	$57	67.9%	$228	$341	$(113)	(33.1)%
Other	1	—	1	NM	5	5	—	—
Total	$142	$84	$58	69.0%	$233	$346	$(113)	(32.7)%
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
Comparison of the Three and Nine Months Ended June 30, 2025 and 2024 for the Land Management and Other Operations Segment
Land Management and Other Operations revenue for the three and nine months ended June 30, 2025 increased 56.8% and 68.3%, respectively, as compared to the same periods in the prior year, principally due to an increase in rock and sand royalty income and sod sales, partially offset by lower farm, grazing and hunting lease revenues due to the sale of the Alico Ranch.
The increase in operating expenses from Land Management and Other Operations for the three months ended June 30, 2025 of 69.0%, as compared to the three months ended June 30, 2024 is primarily due to an increase in Sod sales, while the decrease in operating expenses for the nine months ended June 30, 2025 of 32.7%, as compared to the nine months ended June 30, 2024, was primarily due to lower property and real estate taxes as a result of the sale of the Alico Ranch.
Seasonality
We have historically been primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. As a result, the second and third quarters of our fiscal year produce most of the Company’s annual revenue. However, due to lower production in the current and prior years, more of the citrus crop was harvested in the first and second quarters of the fiscal years. Working capital requirements are typically greater in the first and fourth quarters of the fiscal year, coinciding with harvesting cycles; however, as the harvest cycles have moved, our working capital requirements are now greater in the third and fourth quarters of the fiscal year. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. In light of the Strategic Transformation, we have decided not to allocate additional material capital to our citrus operations. In May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana, terminating our agreement with them in its entirety following the fulfillment of all obligations under that agreement concerning the 2024/2025 Crop Year and all outstanding amounts had been settled by June 30, 2025. As a result, we expect these seasonal patterns to diminish in the future.
Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30, 2025	September 30, 2024	Change

Cash and cash equivalents	$42,073	$3,150	$38,923
Total current assets	$55,957	$40,627	$15,330
Total current liabilities	$5,969	$10,651	$(4,682)
Working capital	$49,988	$29,976	$20,012
Total assets	$210,560	$398,719	$(188,159)
Principal amount of term loans and lines of credit (a)	$85,600	$92,551	$(6,951)
Current ratio	9.37 to 1	3.81 to 1
Minimum Liquidity Requirement	$7,400	N/A	NM
NM - Not meaningful
a - Excludes deferred financing costs
Sources and Uses of Liquidity and Capital

Our business has historically generated full fiscal year positive net cash flows from operating activities, although the net cash flow in the first quarter of each fiscal year has been negative because of seasonality and the associated need to expend cash in advance of generating revenues from the harvesting season. In light of recent hurricanes, costs of maintaining the citrus groves and harvesting and hauling of citrus products continue to increase, and we continue to evaluate the short and long-term use of our land, and in January 2025 we announced a Strategic Transformation in our business focus, to wind down our Alico Citrus division, which holds our citrus production operations, to focus on a long-term diversified land usage and real estate development strategy. In May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana, terminating our agreement with them in its entirety following the fulfillment of all obligations under that agreement concerning the 2024/2025 Crop Year and all outstanding amounts had been settled by June 30, 2025. Sources of cash primarily include cash flows from operations, sales of under-performing land and other assets, amounts available under our credit facilities, and access to capital markets. Access to additional borrowings under our RLOC is subject to the satisfaction of customary borrowing conditions. As a public company, we may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating; (ii) liquidity of the overall capital markets; and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms, or at all.

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
During the three and nine months ended June 30, 2025, we recorded an additional valuation allowance against our deferred tax assets, which is recorded in the annual effective tax rate. We are required to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss expected to be incurred over a three-year period during the year ending September 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
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
Borrowing Facilities and Long-term Debt
We have a $95,000 RLOC, of which $92,500 and $86,606 was available for general use as of June 30, 2025 and September 30, 2024, respectively (see Note 8. Long-Term Debt and Lines of Credit to the accompanying Condensed Consolidated Financial Statements). We may utilize the available cash to pay down indebtedness, conduct share repurchases, and possibly reinstate increased dividends. If we choose to pursue significant growth and other corporate opportunities, these actions could have a material adverse impact on our cash balances and may require us to finance such activities by drawing down on our lines of credit or by obtaining additional debt or equity financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Any inability to obtain additional financing could adversely impact our ability to pursue different growth and other corporate opportunities.
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
On March 31, 2025, we entered into Seventh Amendment with Met to, among other things, remove the Debt Service; Tangible Net Worth; Current Ratio and Debt to Total Assets Ratio covenants in their entirety. These restrictive covenants were replaced with a Quarterly Liquidity Covenant which requires us to maintain cash and cash equivalents in an amount equal to 1.5 multiplied by the cumulative sum of: i) the scheduled principal and interest payments due under the debt owed to Met and Prudential which may be due and payable during the immediately following twelve month period and ii) the projected interest payments due under the Amended RLOC (the “Minimum Liquidity Requirement”). In addition, we must maintain Cash and cash equivalents and Working Capital in excess of the Minimum Liquidity Requirement.
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
The Amended Credit Agreement continues to include a 55.0% LTV CAP on the value of the term loans and RLOC capacity. At June 30, 2025, we were able to draw the available balance under the RLOC, while remaining under the LTV Cap.
The Pru Loans A & B are subject to an annual financial covenant whereby the consolidated current ratio requirement is 1.00 to 1.00. Silver Nip Citrus was in compliance with the current ratio covenant as of June 30, 2025.

Cash Flows
The components of our cash flows are discussed below.

(in thousands)	Nine Months Ended June 30,		Change
	2025	2024
Net cash provided by (used in) operating activities	$22,841	$(18,720)	$41,561
Net cash provided by investing activities	24,693	70,088	(45,395)
Net cash used in financing activities	(8,097)	(45,954)	37,857
Net increase in cash and cash equivalents and restricted cash	$39,437	$5,414	$34,023
Net Cash Provided By (Used In) Operating Activities
The $41,561 change in Net cash provided by (used in) operating activities was driven by lower spending on caretaking as a result of the winding down of our Citrus operations as part of our Strategic Transformation during the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024.
Net Cash Provided By Investing Activities
The $45,395 decrease in Net cash provided by investing activities for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024, was principally the result of fewer land sales in the nine months ended June 30, 2025.
Net Cash Used In Financing Activities
The $37,857 decrease in Net cash used in financing activities for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024, was primarily due to lower debt repayments during the nine months ended June 30, 2025, as compared to the repayment of $19,094 of Met Life Variable-Rate Term debt and the outstanding balance on the WCLC, with the proceeds from the sale of 17,229 acres of the Alico Ranch in the prior year period.
At June 30, 2025 and September 30, 2024, $92,500 and $86,606, respectively, were available under the RLOC.
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
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of Material Weakness
As previously disclosed in our 2024 Annual Report on the Form 10-K we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management, with oversight by our Audit Committee, has implemented additional internal controls related to the completeness and accuracy of our spreadsheet controls used in the preparation of our inventory net realizable value calculation. Management has concluded that these controls have operated effectively for a sufficient period of time to conclude that the material weakness previously identified has been remediated as of June 30, 2025.
Changes in Internal Control over Financial Reporting
Other than as described above under “Remediation of Material Weakness” there have been no other changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success is dependent, in part, on our ability to identify, develop and execute appropriate strategic growth initiatives that will enable us to achieve sustainable growth in the long term. The implementation of our strategic initiatives is subject to both the risks affecting our business generally and the inherent risks associated with implementing new strategies. These strategic initiatives have included, for example, beginning in 2023 a multi-year entitlement process for our 4,500-acre grove near Fort Myers, in Collier County, which has included, but is not limited to, the completion of environmental assessments, the development of conservation strategies, the preparation of market assessments to facilitate planning and beginning to conduct selective stakeholder outreach efforts. In addition, on January 6, 2025, we announced a Strategic Transformation in the Company’s business focus, to wind down our Alico Citrus division, which holds our citrus production operations, to focus on our long-term diversified land usage and real estate development strategy (the “Strategic Transformation”). Due to increasing financial challenges from citrus greening disease and environmental factors for many seasons, we have decided to not spend further material capital on our citrus operations and plan to substantially wind down Alico Citrus’ primary operations after completion of the current harvest in April 2025, including reducing most of our citrus production workforce. Moreover, in May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana, terminating our agreement with them in its entirety following the fulfillment of all obligations under that agreement concerning the 2024/2025 Crop Year and all outstanding amounts had been settled by June 30, 2025. We expect to maintain our commitment to the Florida agriculture industry through diversified farming operations on nearly all our land holdings following this citrus production transition. We also expect to entitle certain parcels of our land for commercial and residential development.

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
•manage our commercial relationships and comply with our obligations under agreements with our commercial counterparties, as well as real estate acquirers and developers; maintain strong relationships with lenders and continue to satisfy covenants and conditions under current loan agreements; and
•address potential environmental and zoning issues, and other challenges inherent in real estate development.

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

In connection with the Strategic Transformation, on January 3, 2025, the Board of Directors (the “Board”) approved a reduction in the Company’s current workforce by up to 172 employees, which was effective on or about January 6, 2025 with respect to up to 135 employees, and which will be effective on or about April 1, 2025 with respect to up to 37 employees (the “Workforce Reduction”). The Company has incurred aggregate charges of $2,574 in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs.

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

Our citrus operations are concentrated in central and south Florida, with our groves located in parcels in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties. Because our groves are located in close proximity to each other, the impact of adverse weather conditions has been and may continue to be material to our results of operations, financial position and cash flows. Florida is particularly susceptible to the occurrence of hurricanes and tropical storms. Depending on where any particular hurricane or tropical storm makes landfall, our properties have in the past and could in the future experience significant, if not catastrophic damage. Hurricanes and tropical storms have the potential to destroy crops and impact citrus production through the loss of fruit and destruction of trees and/or plants either as a result of high winds or through the spread of windblown disease. Such damage could materially affect our citrus operations and could result in a loss of operating revenues from those products for a multi-year period. For instance, recent Hurricane Ian had a material adverse effect on the fruit production from our trees for the 2023 harvest season and, potentially to a lesser extent, the next season and future seasons. Furthermore, recent and future hurricanes and tropical storms may lead to inventory impairment charges. We recognized an inventory impairment charge of $19,549 in the fourth quarter of the year ended September 30, 2024 related to our 2024-2025 estimated harvest. We seek to minimize hurricane risk by the purchase of insurance contracts, but a significant portion of our crops remain uninsured. In addition to hurricanes and tropical storms, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, freezes (such as the freeze in the last week of January 2022), unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our operations and our ability to realize income from our crops or properties. Given the significant impact of these conditions, we have evaluated and may continue to evaluate strategic options for the management and utilization of our land. In January 2025, we announced the Strategic Transformation under which we plan to wind down our Alico Citrus division, which holds our citrus production operations, after completion of the current harvest in April 2025. In May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana, terminating our agreement with them in its entirety following the fulfillment of all obligations under that agreement concerning the 2024/2025 Crop Year and all outstanding amounts had been settled by June 30, 2025. We expect that approximately 3,460 citrus acres will be managed by third-party caretakers for another season through 2026. These adverse weather conditions may continue to negatively impact our results of operations and financial position related to our citrus operations during the remaining harvests. Furthermore, adverse weather conditions may also affect our results of operations and financial position as we shift our focus to our long-term land development strategy.

A significant portion of our revenues are historically derived from our citrus business and our Strategic Transformation involves expected significant revenue shift to real estate development and diversified farming operations and any adverse event affecting these areas could disproportionately harm our business.

Our revenues from our citrus business were 96.6% and 95.7%, of our operating revenues in the years ended September 30, 2024 and 2023, respectively. Our citrus division has historically been one of the largest citrus producers in the United States, and because of the significance of the revenues derived from this business, we are vulnerable to adverse events or market conditions affecting our citrus business, in particular, or the citrus business, generally, which could have a significant adversely impact on our overall results of operations, financial condition and cash flows.

In January 2025, we announced the Strategic Transformation in the Company’s business focus, to wind down our Alico Citrus division, which holds our citrus production operations, to focus on our long-term diversified land usage and real estate development strategy. In May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana, terminating our agreement with them in its entirety following the fulfillment of all obligations under that agreement concerning the 2024/2025 Crop Year and all outstanding amounts had been settled by June 30, 2025. Consequently, we expect a significant portion of our future revenues to come from land usage and real estate development. However, there is no assurance of success, and adverse events or market conditions affecting these areas could negatively impact our results of operations, financial condition, and cash flows.

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

Management’s assessment of our internal control over financial reporting as of September 30, 2024 concluded that our internal control over financial reporting was not effective and that a material weakness existed related to controls around the completeness and accuracy of its spreadsheet controls used in the preparation of our inventory net realizable value calculations. Our management determined that this material weakness was remediated as of June 30, 2025. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations, which in turn could affect the market price of our securities. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected. Any weaknesses or deficiencies identified in the future could also hurt confidence in our business and the accuracy and completeness of our financial statements, and adversely affect our ability to do business with these groups.

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

Inflation can have a major adverse impact on our citrus operations and there have been significant ongoing inflationary developments in the United States. It is uncertain as to whether these ongoing inflationary pressures will continue, will increase or will be brought under control. Our remaining citrus operations are most affected by escalating costs and unpredictable revenues and high irrigation water costs. High fixed water costs related to our citrus lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, in addition to making it difficult to accurately predict revenue, we are unable to pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices. As a result, if market conditions and commodity prices do not enable us to pass along such cost increases, these recent and future inflationary pressures would likely negatively affect our results of operations, cash flows and/or financial position.

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

As of June 30, 2025, we had $85,600 in principal amount of indebtedness outstanding under our secured credit facilities (excluding deferred financing costs), and an additional availability of $92,500 is available under our revolving line of credit. Our loan agreements, as well as other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs, which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants, including financial covenants that require us to comply with specified financial ratios and tests, and covenants that may restrict certain changes to our business model. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In addition, some of our loan agreements are secured by specific parcels of our land holdings, which are appraised from time to time. Our adherence to these land covenants relies on the most recent land valuations, and we cannot ensure that these valuations will remain constant over time. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. In the short-term, we expect that we will depend primarily upon our citrus operations to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur. In the long-term, as a result of the Strategic Transformation, we expect that we will depend primarily upon our land management, diversified farming operations, and real estate development activities to pay such amounts. We have used proceeds from land sales to repay variable rate debt in the past and expect to use future proceeds from land sales to repay variable rate debt. Land available for sale in the future to raise additional funds includes productive land, the disposition of which may negatively affect our agribusiness revenue stream. In addition, there are factors beyond our control that could negatively affect our agribusiness revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.
Item 5. Other Information
a)None.
b)None.
c)During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, dated February 17, 1972	10-K	00-000261	3.1	12/11/2017

3.2	Certificate of Amendment to Certificate of Incorporation, dated January 7, 1974	S-8	333-130575	4.2	12/21/2005

3.3	Amendment to Articles of Incorporation, dated January 14, 1987	S-8	333-130575	4.3	12/21/2005

3.4	Amendment to Articles of Incorporation, dated December 27, 1988	S-8	333-130575	4.4	12/21/2005

3.5	Second Amended By-Laws of Alico, Inc., amended and restated	8-K	000-00261	3.6	1/15/2021

10.1	Purchase and Sale Agreement, by and between Alico, Inc., 734 LMC Groves, LLC, and Hartford Farms LLC, dated April 22, 2025 (terminated on May 1, 2025)					*

10.2	Letter Agreement by and between Alico, Inc. and Mitch Hutchcraft, dated July 18, 2025					*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.

**	Furnished herewith.
+	Certain portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

August 12, 2025	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2025	By:	/s/ Bradley Heine
Bradley Heine
Chief Financial Officer
(Principal Financial and Accounting Officer)