Form 10-K
period 2025-09-30
ALICO, INC.
filed 2025-11-24
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period
from ____________________to_________________________
Commission File Number: 000-00261

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and nonvoting common equity held by non-affiliates based on the closing price, as quoted on the Nasdaq Global Select Market as of March 31, 2025 (the last business day of Alico’s most recently completed second fiscal quarter) was $210,043,641.
As of November 20, 2025, there were 7,656,646 shares of common stock, $1.00 par value per share outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders, to be filed with the SEC under Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended September 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ALICO, INC.
FORM 10-K
For the year ended September 30, 2025

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains certain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report are forward-looking statements, including without limitation, statements regarding business plans and prospects, prospective products, trends, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, plans relating to dividends, government regulations, the adequacy of our liquidity to meet our needs for the foreseeable future, expectations regarding income taxes, statements regarding the Company’s planned Strategic Transformation (as defined herein) and reduction in force, plans to sell vehicles and equipment used in the Company’s citrus production operations, the development of the Corkscrew Grove Villages, expectations regarding acceleration of depreciation of the remaining book value of the Company’s citrus trees, the future of the Company’s land holdings, expectations of third parties for the provision of caretaking services for certain acres, and our expectations regarding market conditions. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “could,” “should,” “would,” “believes,” “expects,” “anticipates”, “estimates”, “projects,” “intends,” “plans” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•Our workforce reduction may not result in our intended outcomes and may yield unintended consequences and additional costs.
•Adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change and weather events, particularly because our properties are geographically concentrated in Florida, have in the past and could in the future impose significant costs and losses on our business and adversely affect our results of operations, financial position and cash flows.
•A significant portion of our revenues are historically derived from our citrus business and our Strategic Transformation involves expected significant revenue shift to real estate development and diversified farming operations and any adverse event affecting these areas could disproportionately harm our business.
•The land development business is highly competitive, and we cannot assure you that we will maintain our current market share.
•Harm to our reputation could have an adverse effect on our business, financial condition and results of operations.
•If a transaction intended to qualify as a Section 1031 Exchange (as defined below) is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a
Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties in the future on a tax deferred basis.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•We may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect our financial condition and our results of operations, or result in unforeseeable risks to our business.
•We face significant competition in our agricultural operations.
•Our earnings are sensitive to supply, demand and pricing dynamics for land sales, leasing and development activities, as well as any remaining agricultural products.
•Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations.
•ESG issues, including those related to our workforce and sustainability, may have an adverse effect on our business, financial condition, results of operations, and cash flows and damage our reputation.
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
•Inflation can have a significant adverse effect on our operations.
•Macroeconomic conditions, such as rising inflation, armed conflicts and geopolitical instability, and pandemics or health crises could adversely affect our business, financial condition, results of operations and cash flows.
•We incur increased costs as a result of being a publicly traded company.
•System security risks, data protection breaches, cybersecurity incidents and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.
•Our business is subject to complex and evolving laws and regulations regarding privacy and data protection.
•Our agricultural products are subject to supply and demand pricing which is not predictable.
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
•The market price of our common stock may be volatile or decline, and you may not be able to resell your shares at or above the price you initially paid for our common stock.
•We may not be able to continue to pay or maintain our cash dividends on our common stock and the failure to do so may negatively affect our share price.

PART I
(Dollars in thousands, except per share and per acre amounts)
Item 1. Business
Overview

Alico was incorporated under the laws of the State of Florida in 1960. Alico is an agribusiness and land management company with a legacy of achievement and innovation in citrus and conservation. We focus on strategic land development opportunities and diversified agricultural operations. At September 30, 2025, we owned approximately 49,537 acres of land in eight Florida counties (Charlotte, Collier, DeSoto, Glades, Hardee, Hendry, Highlands and Polk), and approximately 44,700 acres of oil, gas and mineral rights throughout Florida. We hold these oil, gas and mineral rights on substantially all our owned acres, with additional mineral rights on other leased acres. Our principal lines of business are land management and citrus groves. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments included in this Annual Report for a discussion of recent land sales activity.
We manage our land based upon its primary usage and review its performance based upon two primary classifications - Alico Citrus and Land Management and Other Operations. The Alico Citrus division includes activities related to planting, owning, cultivating and/or managing citrus groves to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus. However, the Alico Citrus division has substantially wound down operations after the 2024-2025 harvest due to environmental and financial challenges, as discussed further below. Land Management and Other Operations includes activities related to grazing and hunting leasing, management and/or conservation of unimproved native pastureland, activities related to rock mining royalties and other insignificant lines of business, and activities related to owning and/or leasing improved farmland. We present our financial results and the related discussion based upon our two business segments: (i) Alico Citrus and (ii) Land Management and Other Operations.
On January 6, 2025, we announced a Strategic Transformation (the “Strategic Transformation”) in our business focus, to wind down our Alico Citrus division, to focus on a long-term diversified land usage and real estate development strategy. Due to increasing financial challenges from citrus greening disease and environmental factors for many seasons, we decided to not spend further material capital on our citrus operations and to wind down substantially all of our Citrus’ primary operations after completion of the 2024-2025 harvest in April 2025. In connection with this Strategic Transformation, on January 3, 2025, our Board of Directors (the “Board”) approved a reduction in our workforce by up to 172 employees, which occurred between January 6, 2025 and May 30, 2025. The Board’s decision is part of cost-reduction initiatives aimed at providing investors with a greater return on capital that includes the benefits and stability of a conventional agriculture investment, with the optionality that comes with active land management.

In May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana (the "Mutual Contract Termination Agreement"), terminating our agreement with them in its entirety following the fulfillment of all obligations under that agreement concerning the 2024/2025 Crop Year. All outstanding amounts were settled by June 30, 2025.
The Land We Manage
We regularly review our land-holdings to determine the best use of each parcel based upon our management expertise. Our total return profile is a combination of operating income potential and long-term appreciation. Land holdings that do not meet our total return criteria are considered surplus to our operations and efforts are being made ready to sell, develop, lease or exchange such land holdings for land considered to be more compatible with our business objectives and total return profile.

The operating activities on our land holdings and in which we engage as of September 30, 2025, are categorized in the following table:

	Gross Acreage (estimated)	Operating Activities
Alico Citrus
Citrus Groves	39,297	Citrus Cultivation
	39,297
Land Management and Other Operations
Leasing and Conservation	9,583	Leasing and Conservation
Mining	657	Mining Lease and Office
	10,240
Total	49,537
Alico Citrus
We own and manage citrus land in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties in the state of Florida and cultivate citrus trees to produce citrus for delivery to the fresh and processed citrus markets. Alico citrus groves total 39,297 gross acres or 79.3% of our land holdings, of which there are approximately 3,780 net tree acres dedicated to growing Citrus for the 2025-2026 harvest.
Sales to the processed market represented 96.0% and 92.0%, of Alico Citrus revenues for the years ended September 30, 2025 and 2024, respectively. The overall increase in the sales to the processed market as a percentage of citrus revenues is due to the termination of a grove management agreement, discussed below. Our sales to the fresh citrus market constituted 1.3% and 1.2% of our Alico Citrus revenues for the years ended September 30, 2025 and 2024, respectively.
The average pound solids per box was 4.82 and 4.83, for the years ended September 30, 2025 and 2024, respectively. We historically used multi-year contracts with citrus processors that may include pricing structures based on a floor and ceiling price. Therefore, if pricing in the market is favorable, relative to our floor price, we would benefit from the incremental difference between the floor and the final market price to the extent it does not exceed the ceiling price. However, the vast majority of our contracts for the 2024-2025 harvest season were fixed price contracts.
We supplied Tropicana, previously our largest customer, with citrus fruit under agreements entered into beginning in May 2020. The most recent agreements included: (1) an agreement effective August 31, 2023 through August 31, 2025 with fixed prices per pound solid and escalation provisions; and (2) a three‑year Orange Purchase Agreement effective June 5, 2024 through July 31, 2027, priced approximately 33%–50% above the prior year’s average price for all citrus sold to Tropicana (together, the “Tropicana Agreements”). The Tropicana Agreements were terminated pursuant to the Mutual Contract Termination Agreement in May 2025, as described above.

On October 30, 2023, we entered into a grove management agreement (the "Grove Management Agreement") with unaffiliated third parties to provide citrus grove caretaking services for approximately 3,300 acres. Under the Grove Management Agreement, we were reimbursed for all costs and received a management fee based on acres covered. The Grove Management Agreement was terminated as of December 31, 2024 and as of September 30, 2025, we had no significant third-party grove management agreements. Revenues from our grove management services represented 2.2% and 6.3% of our total citrus revenues for the years ended September 30, 2025 and 2024, respectively.
During the year ended September 30, 2025, we sold approximately 2,796 acres of citrus and ranch land for approximately $23,807 and recognized a gain of $20,319. During the year ended September 30, 2024, we sold approximately 18,354 acres of ranch and citrus land for $86,217 and recognized a gain of $81,416.

Revenues from Alico Citrus operations were 93.8% and 96.6%, of our total operating revenues for the years ended September 30, 2025 and 2024, respectively.

Land Management and Other Operations
We own and manage land in Hendry, Polk, Collier, DeSoto, Glades, Hardee and Highlands Counties and lease land for farming, hunting and grazing purposes, conservation, and mining activities. Our Land Management and Other Operations land holdings total 10,240 gross acres, or 20.7% of our total acreage.
Our estimated Land Management and Other Operations acreage is detailed in the following table as of September 30, 2025:

Acreage
Hendry County	46
Polk County	1,693
Collier County	4,757
DeSoto County	1,642
Glades County	526
Hardee County	402
Highlands County	1,093
Charlotte County	81
Total	10,240
Revenues from Land Management and Other Operations were 6.2% and 3.4% of total operating revenues for the years ended September 30, 2025 and 2024, respectively. This shift reflects our migration away from growing our own citrus and toward a land management-focused model as part of the Strategic Transformation.
Our Strategy

Our core business strategy is to focus on strategic land development opportunities and diversified agricultural operations, leveraging our extensive land portfolio to create long-term shareholder value while maintaining our focus on responsible land stewardship and conservation.

Our objective is to maximize shareholder value by identifying the highest and best use for all of our land. We are evolving our agriculture portfolio, transitioning from traditional citrus operations to positioning ~25% of our land holdings for strategic development opportunities, balancing near-term and long-term growth potential, while ~75% of our land holdings remain for diversified agricultural ventures.
We endeavor to manage our land to maximize value creation and to evaluate the effect of changing land uses while considering new opportunities. We believe that our focus on environmental stewardship is fundamental to our core beliefs.
Intellectual Property
While we consider our various intellectual property to be valued assets, we do not believe that our competitive position or our operations are dependent upon or would be materially impacted by any single piece of intellectual property or group of related intellectual property registrations or rights.
Seasonal Nature of Business
As with any agribusiness enterprise, our agribusiness operations and revenues are predominantly seasonal in nature. The following table illustrates the typical seasonality of our citrus-related agribusiness revenues during the past two fiscal years.

Year Ending September 30
	Q1			Q2			Q3			Q4
	Ending 12/31			Ending 3/31			Ending 6/30			Ending 9/30
	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sept
Harvest Fresh and Early/Mid Varieties of Oranges		X	X	X	X
Harvest Valencia Oranges					X	X	X

Significant Customer
Revenue from Tropicana represented 87.2% and 86.8%, of our consolidated revenue for the years ended September 30, 2025 and 2024, respectively. Revenue in both periods was generated primarily under two contracts with Tropicana and consisted of sales of citrus to the processed market. No other single customer provided more than 10% of our consolidated revenue in the years ended September 30, 2025 or 2024.

The increase in Tropicana revenue, as a percentage of sales for the year ended September 30, 2025, was primarily due to a decrease in Grove Management Services revenue and an increase in price per pound solids, partially offset by lower total pound solids produced during the year ended September 30, 2025, as a result of Hurricane Milton, which negatively impacted our harvest during the year ended September 30, 2025.
Competition

The markets in which we operate are highly competitive. The orange and specialty citrus markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Citrus is grown domestically in several states including Florida, California, Arizona, and Texas, as well as foreign countries, most notably Brazil and Mexico. Competition is impacted by several factors including quality, production, demand, brand recognition, market prices, weather, disease, export/import restrictions and foreign currency exchange rates.

We also face significant competition in our land development and diversified agricultural operations. As we shift our focus toward land development activities, we may face increased competition with regional and national developers, landowners, private equity and infrastructure investors, and other agricultural operators for projects, partners, joint ventures and leases. Competitive outcomes are influenced by access to capital, inventories of entitled or improved land, relationships with municipalities and utilities, and sales, brokerage and marketing channels, as well as permitting and infrastructure delivery capabilities. Demand and pricing are further affected by macroeconomic conditions, including mortgage rates and buyer financing, and we also compete for tenants and counterparties on grazing, farming, hunting and mining leases based on rent, terms, access, water availability and property improvements.
Environmental, Social and Governance (“ESG”)

We are an agricultural company which, based upon its rich heritage and traditions, seeks to maximize value for its customers and stockholders in the long term, which we believe includes employing sustainable practices in our operations including stewardship of both its natural and human resources. We recognize the increased and evolving emphasis by stockholders, business partners and other key constituents in recent years on ESG programs that are embedded into day-to-day business policies and practices. We are proud of our focus on the impacts of our business on our communities, the environment, and employees.

Governmental Regulations

Our operations are subject to various federal, state and local laws regulating the discharge of certain chemicals, substances or materials into the environment. Management believes we are in material compliance with all such rules including permitting and reporting requirements. Historically, compliance with environmental regulations has not had a material impact on our financial position, results of operations or cash flows.
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
Employees
We believe in a culture of belonging and inclusion. We are also focused on advancing safe and respectful work environments where our employees are invited to bring their talents, backgrounds and expertise to bear on the success of our business and where every person has the opportunity to thrive personally and professionally.
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
Employee Safety and Well-Being

Adhering to the laws that require us to protect the health and safety in the workplace for our employees and personnel provided by independent contractors with which we contract is a priority for us. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. In order to support and enhance health and safety practices, we routinely conduct training with employees to emphasize safety when conducting grove caretaking, general employee health, proper equipment operating techniques, office ergonomics and other important safety topics.
Inclusion
People are critical to our efforts to drive growth and deliver value for stockholders. One of the ways we have put people at the center is by continuing to work toward a more inclusive workplace where each person feels respected, valued and seen and can be the best version of themselves. Employees, management and directors with a range of experience and backgrounds, ultimately help us to better operate the business.
Based on our Human Capital Management strategy, we seek to promote a greater sense of inclusion through a variety of initiatives, which includes career advancement, training, comradery, and empowerment for all employees.
Compensation and Benefits
Our compensation and benefits are designed to support the financial, mental, and physical well-being of our employees. We are committed to equal pay for equal work. We believe our base wages and salaries, which we review annually, are fair and competitive with the external labor markets in which our employees work. We also regularly review our compensation practices to promote fair and equitable pay. We also offer competitive benefit programs, in line with local practices and with the flexibility to accommodate the needs of a diverse workforce. The benefit programs include, among others, paid holidays, family leave, disability insurance, life insurance, healthcare, and a 401(k) plan with a company match. As of September 30, 2025, we had 20 full-time employees and no part-time employees. We do not include our independent contractors in our number of employees because they are not employees.
None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Our employees work in the following roles:

Employees
Operations	9
Corporate, General, Administrative and Other	11
Total employees	20
Our Operations employees support both our Alico Citrus and Land Management and Other Operations segments and their time is allocated to these segments based on management's best estimates.
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
Societal Well-Being
We remain committed to a healthy and equitable society to ensure our collective well-being for future generations. In the past year, we provided cash grants and supporting donations to support communities in which we operate and promote health, safety and education.
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

Our success is dependent, in part, on our ability to identify, develop and execute appropriate strategic growth initiatives that will enable us to achieve sustainable growth in the long term. The implementation of our strategic initiatives is subject to both the risks affecting our business generally and the inherent risks associated with implementing new strategies. These strategic initiatives have included, for example, beginning in 2023 a multi-year entitlement process for our approximately 4,600-acre grove near Fort Myers, in Collier County, which has included, but is not limited to, the completion of environmental assessments, the development of conservation strategies, the preparation of market assessments to facilitate planning and beginning to conduct selective stakeholder outreach efforts. In addition, on January 6, 2025, we announced a Strategic Transformation in the Company’s business focus, to wind down our Alico Citrus division, which holds our citrus production operations, to focus on our long-term diversified land usage and real estate development strategy (the “Strategic Transformation”). Due to increasing financial challenges from citrus greening disease and environmental factors for many seasons, we have decided to not spend further material capital on our citrus operations and plan to substantially wind down Alico Citrus’ primary operations after completion of the 2024-2025 harvest in April 2025, including reducing most of our citrus production workforce. Moreover, in May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana, terminating our agreement with Tropicana in its entirety following the fulfillment of all obligations under that agreement concerning the 2024/2025 Crop Year and all outstanding amounts had been settled by June 30, 2025. We expect to maintain our commitment to the Florida agriculture industry through diversified farming operations on nearly all our land holdings following this citrus production transition. We also expect to entitle certain parcels of our land for commercial and residential development.

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
•manage our commercial relationships and comply with our obligations under agreements with our commercial counterparties, as well as real estate acquirers and developers; maintain strong relationships with lenders and continue to satisfy covenants and conditions under current loan agreements; and
•address potential environmental and zoning matters, and other challenges inherent in real estate development.

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

In connection with the Strategic Transformation, on January 3, 2025, the Board approved a reduction in the Company’s workforce by up to 172 employees, effective between January 6, 2025 and April 1, 2025 (the “Workforce Reduction”). The Company has incurred aggregate charges of $2,638 in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs.

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

Adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change and weather events, particularly because our properties are geographically concentrated in Florida, have in the past and could in the future impose significant costs and losses on our business and adversely affect our results of operations, financial position and cash flows.

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

Our properties are concentrated in central and south Florida, with our groves located in parcels in DeSoto, Polk, Collier, Hendry, Charlotte, Highlands, and Hardee Counties. Because our properties are located in close proximity to each other, the impact of adverse weather conditions has been and may continue to be material to our results of operations, financial position and cash flows. Florida is particularly susceptible to the occurrence of hurricanes, tropical storms, floods, unusually heavy or prolonged rain, droughts and heat waves, among other weather events. Depending on where any particular weather event makes landfall, our properties have in the past and could in the future experience significant, if not catastrophic, damage. Such damage could materially affect our operations, could result in a loss of operating revenues from those products for a multi-year period, and have in the past and may lead to inventory impairment charges. For instance, recent Hurricane Milton had a material adverse effect on the fruit production from our trees for the 2024-2025 harvest season and, potentially to a lesser extent, the next season and future seasons. We seek to minimize risk by the purchase of insurance contracts, but a significant portion of our crops remain uninsured. Given the significant impact of these conditions, we have evaluated and may continue to evaluate strategic options for the management and utilization of our land. In January 2025, we announced the Strategic Transformation, under which we plan to wind down our Alico Citrus division and in May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana, terminating our agreement with them in its entirety.

As we transition our strategy toward land development, adverse weather and climate-related events can also affect the timing, feasibility and economics of our land initiatives. Flooding, storm surge, and extreme precipitation can damage or delay infrastructure (e.g., roads, drainage, utilities), increase carrying and remediation costs, and necessitate design changes, additional mitigation or re‑permitting. Property and flood insurance availability and pricing, as well as buyer financing conditions and market absorption, may tighten following major storms, which can delay or reduce expected sale proceeds or lead to terminated contracts. Any of these developments could increase costs, defer revenues, or negatively affect valuations and project returns. Accordingly, adverse weather conditions may affect our results of operations and financial position in both our remaining citrus activities but also in connection with our long‑term land sales and development strategy.

A significant portion of our revenues are historically derived from our citrus business and our Strategic Transformation involves expected significant revenue shift to real estate development and diversified farming operations and any adverse event affecting these areas could disproportionately harm our business.

Our revenues from our citrus business were 96.0% and 92.0%, of our operating revenues in the years ended September 30, 2025 and 2024, respectively. Our citrus division has historically been one of the largest citrus producers in the United States, and because of the significance of the revenues derived from this business, we are vulnerable to adverse events or market conditions affecting our citrus business, or the citrus industry, generally, which could have a significant adversely impact on our overall results of operations, financial condition and cash flows.

In January 2025, we announced the Strategic Transformation in the Company’s business focus, to wind down our Alico Citrus division, which holds our citrus production operations, to focus on our long-term diversified land usage and real estate development strategy. In May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana, terminating our agreement with them in its entirety following the fulfillment of all obligations under that agreement concerning the 2024/2025 Crop Year. Consequently, we expect a significant portion of our future revenues to come from land usage and real estate development. We face risks associated with this transition of revenues toward land development activities, and adverse events or market conditions affecting these areas could negatively impact our results of operations, financial condition, and cash flows.

The land development business is highly competitive, and we cannot assure you that we will maintain our current market share.

Many companies compete in our different businesses. As we transition our primary focus toward land development, we may face intense competition from regional and national landowners and developers, private equity and infrastructure investors, as well as from other agricultural operators for leases and farm-related opportunities. Competitors may have greater access to capital, larger inventories of entitled land, established development platforms, more extensive relationships with municipalities and utilities, and stronger sales, brokerage and marketing channels and offer products that are similar to our products or are direct competitors to our products. We face strong competition from these and other companies engaged in the agricultural product business.

Important factors with respect to our competitors include the following:

•Some competitors may have greater operating flexibility, including larger development teams and contractor networks, which can enable faster permitting, infrastructure delivery and project phasing, and quicker responses to changing market conditions.
•Competitors may have access to greater financial resources, lower financing costs, and larger inventories of entitled or improved land, allowing more aggressive pricing or larger incentives.
•Demand for lots and land is sensitive to mortgage rates and availability of buyer financing; competitors that can offer preferable terms may attract buyers and partners more readily.
•Competitors with longer-standing relationships, reputations or prior approvals in a jurisdiction may experience more efficient approval processes.
•Complex land use approvals and environmental permitting can extend timelines, increase costs or require changes to plans and community opposition or litigation may further delay or limit projects.
•We also compete for tenants and counterparties on grazing, farming, hunting and mining leases, where competitors may offer lower rents, better terms, or land with superior access, water availability or improvements.

There can be no assurance that we will continue to compete effectively with present or future competitors. In connection with our Strategic Transformation, increased competition for development partners, approvals, buyer interest and lease counterparties could pressure pricing, extend sales cycles, increase incentives, lengthen timelines, or require higher up‑front investment, any of which could adversely affect our results of operations, cash flows and financial condition. Our ability to compete may also be constrained by our liquidity and leverage profile and the covenants in our credit facilities.

Harm to our reputation could have an adverse effect on our business, financial condition and results of operations.

Maintaining a strong reputation with fruit processors, land buyers, development partners, lessors, tenants, lenders, and governmental, community stakeholders and other third-party partners is critical to the success of our business. We devote significant time and resources to training programs, relating to, among other things, ethics, compliance and product safety and quality, as well as sustainability goals, and have published ESG goals (i.e., environmental, social and governance), including relating to environmental impact and sustainability, as part of our ESG strategy. Despite these efforts, we may not be successful in achieving our goals, may modify or terminate any of these goals, might provide materially inaccurate information, or might receive negative publicity about the Company, including relating to product safety, quality, efficacy, ESG or similar issues, whether real or perceived, and reputational damage could occur. In addition, our products could face withdrawal, recall or other quality issues, which could lead to decreased demand for our products or services and reputational damage. Furthermore, anti-ESG or anti-diversity, equity and inclusion sentiment is gaining momentum across the United States, with several states having enacted or proposed anti-ESG or anti-DEI policies or legislation, and several state and federal governmental authorities filing suit alleging that ESG or DEI measures or initiatives violate law. Given the breadth and divergence of views, policies, legislation and regulation regarding ESG matters, we could be sued for our ESG, including our human capital management policies and/or programs, be it for the scope of such initiatives or goals or the perception of not acting in a sufficiently responsible manner in connection with these matters. If we were sued under any of these claims, our financial condition, reputation or business could be adversely impacted.

In addition, as our strategy shifts toward land sales, leasing and real estate development, reputational standing also influences our ability to advance entitlements and permits, secure development partners and buyer interest, obtain lender support, and maintain constructive relationships with local communities and agencies. Adverse publicity or perceived misalignment with environmental or community expectations could delay approvals, increase costs, reduce demand, or otherwise negatively affect project outcomes.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties in the future on a tax deferred basis.

From time to time we dispose of properties in transactions that are intended to qualify for tax deferral under Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the “Code,” and each such transaction, a “Section 1031 Exchange”). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged by the U.S. Internal Revenue Service and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, if there are no alternatives available to us (including the use of our net operating loss carryforwards), we may have to pay corporate income tax with respect to the disposition of such properties, and we could also be required to pay interest and penalties. As a result, we may be required to borrow funds in order to pay additional income taxes, and the payment of such taxes could cause us to have less cash available. In addition, if a Section 1031 Exchange was later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent the Company’s stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult, or not possible, for us to dispose of properties in the future on a tax deferred basis. If we are unable to complete transactions as Section 1031 Exchanges, our taxable income and earnings and profits could increase, which would increase the portion of any distribution with respect to our common stock that is treated as dividend income instead of return of capital.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”) and other tax attributes to offset future taxable income and income taxes, respectively. An “ownership change” occurs when a corporation’s “5-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the corporation by more than 50 percentage points (by value) over a rolling three-year period. Similar limitations may apply for state tax purposes. If we have undergone any such ownership changes, or if we undergo such ownership changes in the future, our ability to utilize our NOLs and any other tax attributes could be limited by Sections 382 and 383 of the Code and similar provisions of state tax law. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which shifts are outside of our control. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited.

As of September 30, 2025, we had federal NOLs of approximately $45,362 and state NOLs of approximately $42,631, some of which NOLs may be at risk of limitation in the event of a past or future ownership change. In general, NOLs in one state cannot be used to offset income in any other state. Accordingly, we may be subject to tax in certain jurisdictions even if we have unused NOLs in other jurisdictions. Each jurisdiction in which we operate may have its own limitations on our ability to utilize NOLs or tax credit carryovers generated in that jurisdiction. These limitations may increase our federal, state, and/or foreign income tax liability.

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

Our earnings are sensitive to supply, demand and pricing dynamics for land sales, leasing and development activities, as well as any remaining agricultural products.

Our near‑ and long‑term results will depend increasingly on supply, demand and pricing for land sales, agricultural and other leases, and the pace and economics of our land entitlement and development activities. Market conditions for land are cyclical and sensitive to interest rates, availability and cost of buyer financing, local absorption, demographic trends, and broader macroeconomic conditions. Periods of higher interest rates or reduced capital availability can depress transaction volumes, lengthen marketing periods, and pressure pricing for land sales. Entitlement and permitting timelines, and required infrastructure investments (roads, utilities, water management and environmental mitigation), can vary materially by parcel and jurisdiction and may delay or increase the cost of realizing expected values.

Leasing and royalty revenues (including grazing, farming, hunting, mining and oil rights) are exposed to changes in commodity prices, tenant demand and renewal terms, and the availability and cost of water. Environmental, wildlife, wetlands and water‑management requirements, as well as federal and state agency reviews and approvals, can affect both timing and feasibility of land uses and development plans. Increases in construction, materials, labor or infrastructure costs could reduce project returns or cause us to defer or forego otherwise attractive opportunities.

Following our Strategic Transformation, we have substantially wound down our citrus operations; however, we may continue to have limited exposure to agricultural market dynamics (including weather‑related events and disease pressure) on remaining citrus or other agricultural activities. These factors, individually or in combination, could reduce pricing, extend sales cycles, increase carrying and development costs, lower lease rates or volumes, and adversely affect our results of operations, cash flows and financial condition.

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

ESG issues, including those related to our workforce and sustainability, may have an adverse effect on our business, financial condition, results of operations, and cash flows and damage our reputation.

Companies across all industries are facing increasing, evolving, and diverging scrutiny relating to their ESG policies, initiatives and disclosures from governments, regulators, investors, consumers, employees and other stakeholders. Increased and varied focus and activism may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices, or due to our focus on ESG practices at all. In particular, certain customers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, microplastics, plastic waste, and other sustainability concerns. However, increasingly, different stakeholder groups have divergent views, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. There have also been changing consumer preferences for natural or organic products and ingredients and increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain consumer products. Responding to and complying with these preferences, concerns and demands could cause us to incur additional costs or to make changes to our operations that could negatively affect our business, financial condition and results of operations.

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

For the years ended September 30, 2025 and 2024, we paid $2,256 and $2,659, in real estate taxes, respectively. These taxes were based upon the agricultural use (“Green Belt”) values determined by the county property appraisers in which counties we own land, of $86,434 and $81,628 for the years ended September 30, 2025 and 2024, respectively, which differs significantly from the fair values determined by the county property appraisers of $352,690 and $352,379, respectively. Changes in state law or county policy regarding the granting of agricultural classification or calculation of “Green Belt” values or average millage rates could significantly and adversely impact our results of operations, cash flows and/or financial position.

Compliance with applicable environmental laws may substantially increase our costs of doing business, which could reduce our profits.

We are subject to various laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. We face a potential for environmental liability by virtue of our ownership of real property. If hazardous substances are discovered emanating from any of our lands and the release of such substances is regulated by environmental laws and is determined under such laws to present a threat of harm to the public health or the environment, we may be held strictly liable for the cost of remediation of these hazardous substances. In addition, environmental laws that apply to a given site can vary greatly according to the site’s location, its present and former uses, and other factors such as the presence of wetlands, protected species, or cultural, historical, or archaeological resources on the site. Management monitors environmental legislation and requirements and works to remain in compliance with such laws and regulations. Furthermore, we require lessees of our properties to comply with environmental laws and regulations as a condition of leasing. We also purchase insurance for environmental liabilities when it is available; however, these insurance policies may not be adequate to cover such costs or damages or may not continue to be available at prices and terms that would be satisfactory. It is possible that in some cases the cost of compliance with these environmental laws and regulations could exceed the value of a particular tract of land, make it unsuitable for use in what would otherwise be its highest and best use, and/or be significant enough that it would materially adversely affect us.

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

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Consolidated Financial Statements will not be prevented or detected on a timely basis. We have in the past identified material weaknesses and we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. A material weakness in our internal control over financial reporting could result in an increased probability of fraud, the potential loss of customers, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate.

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

Inflation can have a major adverse impact on our citrus operations and there have been significant ongoing inflationary developments in the United States. It is uncertain as to whether these ongoing inflationary pressures will continue, will increase or will be brought under control. Our remaining citrus operations are most affected by escalating costs, unpredictable revenues and high irrigation water costs. High fixed water costs related to our citrus lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, in addition to making it difficult to accurately predict revenue, we are unable to pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices. As a result, if market conditions and commodity prices do not enable us to pass along such cost increases, these recent and future inflationary pressures would likely negatively affect our results of operations, cash flows and/or financial position.

Macroeconomic conditions, such as rising inflation, armed conflicts and geopolitical instability, and pandemics or health crises could adversely affect our business, financial condition, results of operations and cash flows.

During the year ended September 30, 2025, we continued to experience inflationary pressure on labor costs, which we expect to continue through 2026. A number of external factors, including armed conflicts and geopolitical instability, as well as responses to such events including sanctions or other restrictive actions, by the United States and/or other countries, changes in trade policies and the imposition of tariffs, pandemics or health crises, adverse weather conditions, increases in fuel prices, supply chain disruptions (including raw material shortages), government shut down and labor shortages have impacted, and may continue to impact, transportation and commodity costs and create significant macroeconomic uncertainty. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results. The extent to which current macroeconomic conditions will continue to impact our results will depend on future developments, which are uncertain. Potential negative impacts of these uncertain conditions could include, but are not limited to, the following:

•Reduction in customer demand for citrus products and decreased consumer spending levels, which could materially and adversely affect our results of operations;
•Slower real estate absorption and lot sales and shifts in buyer affordability and product mix (e.g., toward smaller lots or extended phasing), which could delay closings, lengthen sell out periods, require higher incentives, or reduce expected pricing.
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

In addition, on October 1, 2025, the U.S. government shut down and certain regulatory agencies, such as the SEC, have had to furlough critical government employees and stop critical activities If prolonged or recurrent, curtailed agency activities (including at the SEC) could delay access to public capital, slow federal approvals relevant to our land development strategy, and delay administration of agricultural programs and crop insurance, adversely affecting our liquidity, timing and operations.

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

New laws or changes to existing regulations, including under President Trump’s administration, may require us to incur significant costs and change our operations, potentially hindering our ability to grow our business by leveraging our data assets. In addition, any failure or perceived failure to comply with privacy and security laws and regulations could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions, and significant costs for defense or liabilities, along with negative publicity and an erosion of trust. Such events could materially harm our business, results of operations, and financial condition.

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

The sale of agricultural products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. We are subject to governmental inspection and regulations that we are committed to complying with but we cannot guarantee that our agricultural products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered or fully covered by our insurance or by any rights of indemnity or contribution that we may have against others. There can be no assurance that we will not be subject to future claims or liabilities for which we are not insured or that exceed the amount of our product liability insurance coverage.

Our agricultural operations are subject to water use regulations restricting our access to water.

Our operations are dependent upon the availability of adequate surface and underground water. The availability of water is regulated by the state of Florida through water management districts which have jurisdiction over various geographic regions in which our lands are located. Currently, we have permits in place for an average of 8 - 10 years for the use of underground and surface water which are believed to be adequate for our agricultural needs.

Surface water in Hendry County, where much of our agricultural land is located, comes from Lake Okeechobee via the Caloosahatchee River and a system of canals used to irrigate such land. The Army Corps of Engineers controls the level of Lake Okeechobee and ultimately determines the availability of surface water, even though the use of water has been permitted by the State of Florida through the water management district. The Army Corps of Engineers has at times lowered the level of Lake Okeechobee to manage flood risks. Changes in availability of surface water use may result during times of drought, because of lower lake levels and could materially adversely affect our agricultural operations, financial condition, results of operations and cash flows.

Liability for the use of fertilizers, pesticides, herbicides and other potentially hazardous substances could increase our costs.

Our agricultural business involves the use of herbicides, fertilizers and pesticides, some of which may be regulated as hazardous or toxic substances. We may be deemed liable and have to pay for the costs or damages associated with the improper application, accidental release or the use or misuse of such substances. Our insurance may not be adequate to cover such costs or damages, or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, if we are required to pay significant costs or damages or if the cost of compliance increases, it could materially adversely affect our business, results of operations, financial condition and cash flows.

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

As of September 30, 2025, we had $85,950 in principal amount of indebtedness outstanding under our secured credit facilities (excluding deferred financing costs), and an additional availability of $92,500 is available under our revolving line of credit. Our loan agreements, as well as other debt instruments we may enter into in the future, may have negative consequences to us and could limit our business because we will use a substantial portion of our cash flows from operations to pay debt service costs, which will reduce the funds available to us for corporate and general expenses and it may make us more vulnerable to economic downturns and adverse developments in our business. Our loan agreements require us to comply with various restrictive covenants, including financial covenants that require us to comply with specified financial ratios and tests, and covenants that may restrict certain changes to our business model. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. Because covenant compliance depends in part on periodic collateral appraisals and market conditions, declines in appraised values or changes in our business mix as we transition away from citrus production toward land management and real estate development could increase the risk of breaching our LTV‑based covenants. In addition, some of our loan agreements are secured by specific parcels of our land holdings, which are appraised from time to time. Our adherence to these land covenants relies on the most recent land valuations, and we cannot ensure that these valuations will remain constant over time. Our facilities include a Minimum Liquidity Requirement and an LTV Cap and failure to maintain these levels could restrict availability or result in default. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our loan agreements also contain various covenants that limit our ability to engage in specified types of transactions. In the short-term, we expect that we will depend primarily upon our citrus operations and land sales to provide funds to pay our corporate and general expenses and to pay any amounts that may become due under any credit facilities and any other indebtedness we may incur. In the long-term, as a result of the Strategic Transformation, we expect that we will depend primarily upon our land management, diversified farming operations, and real estate development activities to pay such amounts. We have used proceeds from land sales to repay variable rate debt in the past and expect to use future proceeds from land sales to repay variable rate debt. Land available for sale in the future to raise additional funds includes productive land, the disposition of which may negatively affect our agribusiness revenue stream. In addition, there are factors beyond our control that could negatively affect our agribusiness revenue stream. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, macroeconomic and other factors, many of which we cannot control.

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

Our RLOC currently bears interest at variable rates, which will generally change as interest rates change. Currently, we are experiencing, and are expecting to continue to experience, changes in interest on our variable rate RLOC. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our credit facility, any of which could materially adversely affect our business, financial condition, results of operations and cash flows.

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
•disruptions or delays associated with the current or any future government shutdowns (including curtailed SEC activities affecting capital markets access or transaction timing);
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

We have historically paid regular quarterly dividends to the holders of our common stock. Our ability to pay cash dividends depends on, among other things, our cash flows from operations, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our Board may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future or have sufficient cash surplus or net profits to pay dividends on our common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on business developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. Our Board may, at its discretion, decrease the level of cash dividends, or entirely discontinue the payment of cash dividends. The reduction or elimination of cash dividends may negatively affect the market price of our common stock.
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

Our management team, including our CIO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants and vendors. Our management team’s experience includes 30+ years network and cyber security experience and our CIO is a member of the Homeland Security InfraGard program. Specifically, our CIO has served in his role at the Company for approximately ten years. Prior to joining the Company, he served as the CIO of a research-based consulting firm for over ten years, Director of Information Technology at a life sciences equipment manufacturing company for over one year, and a Manager of Advanced and Emerging Technology at a Fortune 200 manufacturing company for over four years. Further, our CEO has decades of prior experience in management roles in technology companies and has earned the CERT Certificate in Cyber-Risk Oversight from the National Association of Corporate Directors. The Chair of our Audit Committee has eight years of experience managing information technology teams.

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
Item 2. Properties
As of September 30, 2025, we owned approximately 49,537 acres of land located in eight counties in Florida. Acreage in each county and the primary classification with respect to the present use of these properties is shown in the following table:

	Total	Hendry	Polk	Collier	DeSoto	Glades	Charlotte	Hardee	Highlands
Alico Citrus:
Citrus Groves	39,297	6,980	5,211	5,575	18,772		2,449	180	130
Land Management and Other Operations	9,583	46	1,693	4,757	1,592	—		402	1,093
Mining	657	—	—	—	50	526	81	—	—
Total	49,537	7,026	6,904	10,332	20,414	526	2,530	582	1,223
Approximately 40,428 acres of the properties listed are encumbered by credit agreements totaling $220,000, of which there was $82,500 outstanding at September 30, 2025. See Note 8. Long-Term Debt and Lines of Credit to the Consolidated Financial Statements included in this Annual Report.
Although we have mineral rights on substantially all our owned acres, with additional mineral rights on other leased acres, we currently collect commercial mining royalties on 657 acres and agricultural mining royalties on approximately 131 acres within Land Management and Other Operations. We do not collect mining royalties on any non-owned lands. These royalties do not represent a significant portion of operating revenues or gross profits.
Item 3. Legal Proceedings
From time to time, we have been, and may in the future be involved in, litigation relating to claims arising out of our operations in the normal course of business. There are no current legal proceedings to which we are a party or of which any of our property is subject that we believe will have a material adverse effect on our financial position, results of operations or cash flows. See Note 15. Commitments and Contingencies to the Consolidated Financial Statements included in this Annual Report for further information.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol ALCO.
Holders
On November 20, 2025, our stock transfer records indicated there were 315 holders of record of our common stock. A greater number of holders of our common stock are “street name,” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividend Policy

The declaration and amount of any actual cash dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions. We currently expect to continue paying quarterly cash dividends at levels comparable to recent periods, subject in each case to the discretion of our Board and to our results of operations, cash flows, capital requirements, market conditions, and the limitations contained in our financing arrangements and applicable law, and there can be no assurance as to the amount or timing of any future dividends

•The Board declared a fourth quarter of fiscal year 2025 dividend of $0.05 per share of outstanding common stock.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Part I, Item 1, “Business”, Item 1A, “Risk Factors” and the accompanying Consolidated Financial Statements and related Notes thereto included in this Annual Report commencing on page 44. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including, but not limited to, those included in Part I, Item 1A, “Risk Factors” and other portions of this Annual Report. In the following discussion and analysis, dollars are in thousands, except per share and per acre amounts.
Business Overview
Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) currently generates operating revenues primarily from the sale of our citrus products, and through leases of citrus groves, as well as farming, grazing and hunting leases, activities related to rock and sand mining royalties, sod sales, leases of oil extraction rights to third parties, and other miscellaneous operations generating income. We operate as two business segments, and all of our operating revenues are generated in the United States. While Alico Citrus, which holds the Company’s citrus production operations, has substantially wound down operations after the 2024/2025 harvest due to environmental and financial challenges, Alico remains committed to Florida’s agriculture industry, and will focus on its long-term diversified land usage and real estate development strategy.

For the years ended September 30, 2025 and 2024 we generated operating revenues of $44,066 and $46,643, respectively, a loss from operations of $203,901 and $67,454, respectively, and net (loss) income attributable to common stockholders of $(147,334) and $6,973, respectively. Net cash provided by (used in) operating activities was $20,126 and $(30,497), respectively, for the years ended September 30, 2025 and 2024, respectively. See Part I, Item 1, Business, included in this Annual Report for a discussion of our year highlights and our evolving business strategy.
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
Our two segments are as follows:
•Alico Citrus includes activities related to planting, owning, cultivating and/or managing citrus groves to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus; and
•Land Management and Other Operations includes activities related to the leasing of citrus groves, farming, grazing and hunting leasing, management and/or conservation of unimproved native pastureland and activities related to rock mining royalties and other insignificant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.
Revenues from Alico Citrus operations were 93.8% and 96.6%, of our total operating revenues for the years ended September 30, 2025 and 2024, respectively. Revenues from Land Management and Other Operations were 6.2% and 3.4% of total operating revenues for the years ended September 30, 2025 and 2024, respectively. This shift reflects our migration away from growing our own citrus and toward a land management-focused model as part of the Strategic Transformation.

Recent Developments

Amended Credit Agreement with Metropolitan Life Insurance Company

On September 29, 2025, we entered into an Eighth Amendment (the “Eighth Amendment”) to our Amended and Restated Credit Agreement dated as of December 1, 2014, as amended to date, by and among the Company, Alico Land

Development Inc., Alico Fruit Company, LLC and Met (as amended, restated, supplemented or otherwise modified from time to time, the “MetLife Credit Agreement”), which, among other things: provided for a new $10,000 fixed-rate term loan ("Met Fixed-Rate Term Loan II"), with a maturity date of May 1, 2034; amended certain mortgages to add additional real property as collateral; added parties as mortgagors; and modified the loan-to-value ratio covenant to require that the LTV Ratio (as defined in the MetLife Credit Agreement) be at all times less than 50%. The proceeds from the Met Fixed‑Rate Term Loan II were used to repay all outstanding borrowings under our Loan Agreement with Prudential Mortgage Capital Company, LLC, dated December 31, 2012 (as amended to date, the “Prudential Credit Agreement”). As a result of such repayment, the Prudential Credit Agreement was terminated in accordance with its terms.

Corkscrew Grove Villages Wildlife Underpass

In advance of future development of Corkscrew Grove Villages, Alico Inc. is coordinating with the Florida Department of Transportation to design and construct a wildlife underpass as part of FDOT’s ongoing widening of State Road 82 in Collier County. This collaboration reflects Alico’s commitment to environmental stewardship and conservation by creating a critical regional link that supports wildlife movement throughout Southwest Florida.

After informal consultation with Florida Fish and Wildlife Conservation Commission and the US Fish and Wildlife Service, Alico is taking initial steps to implement a 1,295-acre wildlife corridor planned as part of the Corkscrew Grove Villages project in eastern Collier County. The wildlife underpass proposed as part of this corridor will help advance the panther recovery plan by providing a permanent regional connection to the Caloosahatchee dispersal zone at no additional cost to taxpayers.

On October 27, 2025, the Corkscrew Grove Stewardship District (the “CGSD”), a special district formed to facilitate financing and development of community infrastructure within its boundaries, entered into a Locally Funded Agreement (the “CGSD Funding Agreement”) with FDOT. The CGSD was established in June 2025 and it will assist the Company in its efforts to effectively finance infrastructure, help restore and manage natural areas, and oversee the administration of master planned communities and lands. Our Chief Executive Officer, John Kiernan, is the Board Chairman of the CGSD. Through the CGSD Funding Agreement, we will provide funding to FDOT to support the construction of a wildlife‑crossing planned as part of the Corkscrew Villages project and on November 14, 2025, we deposited $5,071 with FDOT to fund the project. The payment to the CGSD is reimbursable to the Company under the CGSD Funding Agreement.

Subject to final permitting and approval, this underpass may commence construction within the next six months.

Sale of Lily Grove
On November 4, 2025, we sold 579 acres of citrus land for $6,077.
Sale of Office and Shop in Frostproof
On November 19, 2025, sold our office and shop in Frostproof for $1,675.

Consolidated Results of Operations
The following discussion provides an analysis of our results of operations for the year ended September 30, 2025, as compared to the year ended September 30, 2024.

(in thousands)	September 30,		Change
	2025	2024	$	%
Operating revenues:
Alico Citrus	$41,337	$45,059	$(3,722)	(8.3)%
Land Management and Other Operations	2,729	1,584	1,145	72.3%
Total operating revenues	44,066	46,643	(2,577)	(5.5)%
Gross profit (loss):
Alico Citrus	(194,504)	(57,569)	(136,935)	NM
Land Management and Other Operations	2,310	1,186	1,124	94.8%
Total gross loss	(192,194)	(56,383)	(135,811)	240.9%
General and administrative expenses	11,707	11,071	636	5.7%
Loss from operations	(203,901)	(67,454)	(136,447)	202.3%
Total other income, net	17,970	78,406	(60,436)	(77.1)%
(Loss) income before income taxes	(185,931)	10,952	(196,883)	NM
Income tax (benefit) provision	(38,423)	4,597	(43,020)	NM
Net (loss) income	(147,508)	6,355	(153,863)	NM
Net loss attributable to noncontrolling interests	174	618	(444)	(71.8)%
Net (loss) income attributable to Alico, Inc. common stockholders	$(147,334)	$6,973	$(154,307)	NM
NM - Not Meaningful

The following table presents our operating revenues, by segment, as a percentage of total operating revenues for the years ended September 30, 2025 and 2024:

	September 30,
	2025	2024
Operating revenues:
Alico Citrus	93.8%	96.6%
Land Management and Other Operations	6.2%	3.4%
Total operating revenues	100.0%	100.0%

The following discussion provides an analysis of our reportable segments:
Alico Citrus

(in thousands, except per box and per pound solids data)

	September 30,		Change
	2025	2024	Unit	%
Operating Revenues:
Early and Mid-Season	$15,577	$14,534	$1,043	7.2%
Valencias	24,089	26,925	(2,836)	(10.5)%
Fresh Fruit and other	777	774	3	0.4%
Grove Management Services	894	2,826	(1,932)	(68.4)%
Total	$41,337	$45,059	$(3,722)	(8.3)%
Boxes Harvested:
Early and Mid-Season	944	1,194	(250)	(20.9)%
Valencias	1,305	1,855	(550)	(29.6)%
Total Processed	2,249	3,049	(800)	(26.2)%
Fresh Fruit	37	35	2	5.7%
Total	2,286	3,084	(798)	(25.9)%
Pound Solids Produced:
Early and Mid-Season	4,224	5,364	(1,140)	(21.3)%
Valencias	6,622	9,365	(2,743)	(29.3)%
Total	10,846	14,729	(3,883)	(26.4)%
Pound Solids per Box:
Early and Mid-Season	4.47	4.49	(0.02)	(0.4)%
Valencias	5.07	5.05	0.02	0.4%
Price per Pound Solids:
Early and Mid-Season	$3.69	$2.71	$0.98	36.2%
Valencias	$3.64	$2.88	$0.76	26.4%
Price per Box:
Fresh Fruit	$15.51	$15.89	$(0.38)	(2.4)%
Operating Expenses:
Cost of Sales	$245,123	$89,420	$155,703	174.1%
Harvesting and Hauling	10,743	11,843	(1,100)	(9.3)%
Fresh Fruit and other	(20,193)	(228)	(19,965)	NM
Grove Management Services	168	1,593	(1,425)	(89.5)%
Total	$235,841	$102,628	$133,213	129.8%

Components of Results of Operations for Alico Citrus Segment

Our citrus groves have historically produced the majority of our annual operating revenues and the citrus grove business is seasonal because it is tied to the growing and harvest season. For the years ended September 30, 2025 and 2024, in light of the Strategic Transformation, the first and second quarters of Alico’s year produce most of the Company’s annual revenue.

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

Operating expenses for our Alico Citrus segment consist primarily of Cost of Sales, Harvesting and Hauling costs and Grove Management Services costs. Cost of sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling costs represent the costs of bringing citrus product to processors and vary, based upon the number of boxes produced. Grove Management Services include those costs associated with citrus grove caretaking and harvest and haul management services provided to third parties. Other expenses include the period costs of third-party grove caretaking, the purchase and reselling of third-party fruit and insurance proceeds for crop claims, which are shown as a reduction to operating expenses in the period the claims are received.

Comparison of the year ended September 30, 2025 and 2024 for the Alico Citrus Segment
The decrease in revenue for the year ended September 30, 2025, as compared to the year ended September 30, 2024, was primarily due to a 26.4% decrease in pound solids produced, driven by fruit drop as a result of Hurricane Milton, partially offset by an increase in the blended price per pound solids of 29.9% for the Early and Mid-season and Valencia crops as a result of more favorable pricing in one of our then-existing contracts with Tropicana.
We recognized a decrease in Grove Management Services revenues for the year ended September 30, 2025, as compared to the year ended September 30, 2024 of $1,932, which was due to the termination of the Grove Management Agreement reducing Grove Management revenues in the year ended September 30, 2025.

Revenue from sales of Fresh Fruit and other was relatively flat compared to the same period in the prior year.

The increase in Operating expenses for the year ended September 30, 2025, as compared to the year ended September 30, 2024, primarily relates to the accelerated depreciation of approximately $162,095 principally on our Citrus trees during the year ended September 30, 2025, as a result of the decision to wind down our citrus operations, as part of the Strategic Transformation, the impairment of our young trees, which were not yet being depreciated and the impairment of our long lived assets at one of our groves of $24,966. Partially offsetting the increase in cost of sales were lower inventory adjustments of $9,895 during the year ended September 30, 2025, compared to $48,099 for the year ended September 30, 2024 and $20,381 of crop insurance proceeds received in connection with Hurricane Milton during the year ended September 30, 2025, which was recorded within Fresh Fruit and Other in the table above (see Note 3. Inventories to the Consolidated Financial Statements included in this Annual Report for further information).

Furthermore, our Harvesting and Hauling expenses decreased 9.3% as compared to the year ended September 30, 2024, driven by a decrease in the total number of boxes harvested and our Grove Management Services expenses decreased $1,425, as compared to the prior year as a result of the termination of the Grove Management Agreement.
Land Management and Other Operations

The table below presents key operating measures for the years ended September 30, 2025 and 2024 for the Land Management and Other Operations segment:

(in thousands)
	September 30,		Change
	2025	2024	$	%
Revenue From:
Leasing and Royalties	$2,393	$1,284	$1,109	86.4%
Other	336	300	36	12.0%
Total	$2,729	$1,584	$1,145	72.3%
Operating Expenses:
Land and Other Leasing	$414	$393	$21	5.3%
Other	5	5	—	—%
Total	$419	$398	$21	5.3%

Components of Results of Operations for Land Management and Other Operations Segment
Land Management and Other Operations includes lease income from farm leases (including leases of our citrus groves), grazing rights and hunting, as well as royalties received for mining and oil extraction rights, and other miscellaneous income.
Land and Other Leasing operating expenses includes real estate, property taxes, and general and administrative expenses, including legal and professional fees.

Comparison of the year ended September 30, 2025 and 2024 for the Land Management and Other Operations Segment
The increase in revenues from Land Management and Other Operations for the year ended September 30, 2025, as compared to the prior year, was primarily due to an increase in rock and sand royalty income, sod sales and farm lease revenue, partially offset by lower grazing and hunting lease revenues due to the sale of the Alico Ranch.
The increase in operating expenses from Land Management and Other Operations for the year ended September 30, 2025, as compared to the prior year, was primarily due to cost of sales associated with sod sales and depreciation on trees in citrus groves leased to third parties, partially offset by lower ad valorem taxes.

The following discussion provides an analysis of our results of operation, as a whole:
General and Administrative

General and administrative expenses increased $636 for the year ended September 30, 2025 as compared to the year ended September 30, 2024, driven by the acceleration of depreciation on certain administrative assets and an increase in personnel and legal costs, as a result of our Strategic Transformation, partially offset by lower employee costs associated with our reduced workforce.
Other Income, net

Other income, net, for the years ended September 30, 2025 and 2024 was $17,970 and $78,406, respectively. The decrease in other income, net was primarily due to the sale of 2,796 acres of land for approximately $23,807 which resulted in a gain of $20,319, as compared to the year ended September 30, 2024, when we sold approximately 18,354 acres of land for $86,217 and recognized a gain of $81,416 (including the sale of 17,229 acres of the Alico Ranch to the State of Florida).
Income Taxes

For the years ended September 30, 2025 and 2024, the (benefit) provision for income taxes was $(38,423) and $4,597, respectively, and the related effective income tax rates were 20.6% and 42.0%, respectively. The effective tax rate for the year ended September 30, 2025 is different than the statutory tax rate principally due to an increase in the valuation allowance on our charitable deduction carryforward, disallowed interest carryforward, and loss carryforwards, as well as state income taxes. The effective tax rate for the year ended September 30, 2024 is higher than the statutory tax rate principally due to an increase in the valuation allowance on our charitable deduction carryforward and state income taxes. During the year ended September 30, 2022, a bargain sale of land to the State of Florida, at a price below market value, resulted in a charitable contribution carryover for tax purposes and generated a tax benefit of $6,300, of which $500 was utilized immediately, $8 was recognized during the year ended September 30, 2024 and nothing was recognized in 2023. We do not anticipate that we will be able to recognize the majority of the charitable deduction carryover before it expires in 2027. As of September 30, 2025 and 2024, the valuation allowance was $14,094 and $5,757, respectively, resulting in a provision of $8,336 and $1,588, respectively.

Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	September 30,
	2025	2024	Change
Cash and cash equivalents	$38,128	$3,150	$34,978
Total current assets	$54,919	$40,627	$14,292
Total current liabilities	$5,743	$10,651	$(4,908)
Working capital	$49,176	$29,976	$19,200
Total assets	$201,527	$398,719	$(197,192)
Principal amount of term loans and lines of credit	$85,950	$92,551	$(6,601)
Current ratio	9.56 to 1	3.81 to 1	NM
Minimum Liquidity Requirement	$5,858	N/A	NM
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

The principal uses of cash that affect our liquidity position include the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, entitlement and development costs, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions. Our expected principal uses of cash that affect our liquidity position, in light of the Strategic Transformation and the workforce reduction, are expected to include lower employee costs, lower costs of maintaining citrus groves and lower capital expenditures. In addition, on March 25, 2025, our Board approved a stock repurchase program authorizing us to repurchase up to $50,000 shares of common stock, with the amount and timing of repurchases depending on market conditions and corporate needs.

During the year ended September 30, 2025, we recorded an additional valuation allowance against our deferred tax assets, which is recorded in the annual effective tax rate. We are required to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss expected to be incurred over a three-year period during the year ending September 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Management believes that a combination of cash-on-hand, cash generated from operations, asset sales and availability under our RLOC will provide sufficient liquidity to service the principal and interest payments on our indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term.

Borrowing Facilities and Long-term Debt
We have a $95,000 revolving line of credit ("RLOC"), of which $92,500 is available for general corporate purposes as of September 30, 2025 (see Note 8. Long-Term Debt and Lines of Credit to the Consolidated Financial Statements included in this Annual Report for further information).
On September 29, 2025, we entered into an Eighth Amendment (the “Eighth Amendment”) to the credit agreement with Met (the "Eighth Amendment"). Among other things, the Eighth Amendment provided for a new $10,000 fixed rate term loan bearing interest at 6.21% ("Met Fixed-Rate Term Loan II") with a maturity date of May 1, 2034; amended certain mortgages to add additional real property as collateral and add additional mortgagors; and modified the loan-to-value ratio covenant to require that the LTV Ratio be at all times less than 50%. The proceeds from the Met Fixed-Rate Term Loan II were used to repay all outstanding borrowings under our loan agreement with Prudential Mortgage Capital Company, LLC, dated December 31, 2012 (as amended to date, the "Prudential Credit Agreement") consisting of Pru loans A & B with aggregate principal of $9,297, plus a prepayment premium of $649 and accrued interest. As a result of such repayment, the Prudential Credit Agreement was terminated in accordance with its terms. The Met Fixed-Rate Term Loan II is interest-only, with a balloon payment due at maturity on May 1, 2034 and reduces our total required annual principal repayments by $1,160 per year.

Subsequent to the Eighth Amendment, our credit facilities are subject to a Minimum Liquidity Requirement of $5,858 and an LTV Cap of 50%. As of September 30, 2025, we were in compliance with all of the financial covenants and were able to draw the entire amount of the RLOC, less current borrowings, and remain under the LTV Cap.

The term loans and RLOC are secured by real property. The security for the term loans and RLOC as of the most recent amendment, consists of approximately 40,428 gross acres of land.

We may utilize available cash and proceeds from asset sales to pay down indebtedness and for other corporate purposes, subject to market conditions and Board discretion. Any decision regarding share repurchases or dividends will depend on our cash flows, liquidity, credit facility covenants, and other factors, and there can be no assurance that additional financing will be available on acceptable terms, or at all.

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
Consolidated Statements of Cash Flows
The following table details the items contributing to the changes in cash and cash equivalents and restricted cash for the years ended September 30, 2025 and 2024:

(in thousands)	September 30,
	2025	2024
Net cash provided by (used in) operating activities	$20,126	$(30,497)
Net cash provided by investing activities	$24,144	68,178
Net cash used in financing activities	$(8,778)	(37,975)
Net increase (decrease) in cash and cash equivalents and restricted cash	$35,492	$(294)

Net cash provided by (used in) operating activities
Cash provided by (used in) operating activities for the year ended September 30, 2025, was primarily due to $20,381 in crop insurance proceeds as a result of Hurricane Milton and a $15,969 decrease in inventory as we wind down our Citrus operations in connection with our Strategic Transformation, partially offset by lower cash generated from our citrus operations, as a result of fruit drop caused by Hurricane Milton. The decrease in cash provided by (used in) operating activities for the year ended September 30, 2024 was driven by a $26,258 increase in inventory.

Net cash provided by investing activities
The decrease in net cash provided by investing activities for the year ended September 30, 2025, as compared to the year ended September 30, 2024, was driven by the sale of 2,796 acres of land for approximately $23,807 for the year ended September 30, 2025 as compared to the sale of 18,354 acres of land for $86,217 in the prior year period.
Net cash used in financing activities
The decrease in net cash used in financing activities for the year ended September 30, 2025, as compared to the year ended September 30, 2024, was primarily due to a decrease in the amount of borrowings which were repaid during the year ended September 30, 2025, principally as a result of the repayment of the $19,094 Met Variable-Rate Term Loans of on December 26, 2023.
Contractual Obligations
Our material cash requirements from known contractual and other obligations are described in the accompanying notes to the financial statements within Item 8. Financial Statements and Supplementary Data. These include principal and interest payments on long-term debt as described in Note 8. Long-Term Debt and Lines of Credit and operating leases as described in Note 12. Leases to our Consolidated Financial Statements included in this Annual Report.
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

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Costs related to the development of citrus groves, through planting of trees, are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads and reservoirs among other costs. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for 4 years. After 4 years, a grove is considered to have reached maturity and the accumulated costs were historically depreciated over 25 years, except for land clearing and excavation, which are considered costs of land and not depreciated. Refer to Note 5. Property and Equipment, Net to our Consolidated Financial Statements included in this Annual Report for a discussion of a change in the estimated useful life of the Company’s citrus trees, certain equipment (principally irrigation related), and the Buildings and improvements within its citrus groves.
Income Taxes

We use the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on our income tax provision and net income or loss in the period the determination is made. For the years ended September 30, 2025 and September 30, 2024, we recorded a valuation allowance of $14,094 and $5,757, respectively. We recognize interest and/or penalties related to income tax matters in income tax expense.

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
Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, we assign our asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico’s cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. We have determined that the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets is the Grove level and includes, its Citrus Trees, Land, certain equipment (principally irrigation related) and the Buildings and improvements within its citrus groves, which are used together to generate cash flows from fruit for sales to its customers. For the year ended September 30, 2025, we recognized an impairment of its long-lived assets at one of our groves, as well as our young trees, which were not yet being depreciated, of $24,966, which was recorded within Operating expenses in its Alico Citrus Segment. The fair value of the assets which were determined to be impaired were based primarily on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations (such as the fruit harvest and crop insurance proceeds) through the third quarter ended June 30, 2025. No impairment of long-lived assets was recognized during the year ended September 30, 2024. As of September 30, 2025 and 2024, long-lived assets were comprised of property, including citrus trees, and equipment.

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
Impact of Accounting Pronouncements
See Note 1. Description of Business and Basis of Presentation to our Consolidated Financial Statements included in this Annual Report for additional information about the impact of accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Alico, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Alico, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tampa, Florida
November 24, 2025

ALICO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$38,128	$3,150
Accounts receivable, net	1,014	771
Inventories	4,220	30,084
Income tax receivable	338	1,958
Assets held for sale	9,176	3,106
Prepaid expenses and other current assets	2,043	1,558
Total current assets	54,919	40,627
Restricted cash	762	248
Property and equipment, net	142,065	352,733
Goodwill	2,246	2,246
Other non-current assets	1,535	2,865
Total assets	$201,527	$398,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$403	$3,362
Accrued liabilities	4,563	5,366
Current portion of long-term debt	250	1,410
Other current liabilities	527	513
Total current liabilities	5,743	10,651
Long-term debt, net	82,797	82,313
Lines of credit	2,500	8,394
Deferred income tax liabilities, net	2,455	40,873
Other liabilities	38	193
Total liabilities	93,533	142,424
Commitments and Contingencies (Note 15)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,645,360 and 7,628,639 shares outstanding at September 30, 2025 and September 30, 2024, respectively	8,416	8,416
Additional paid in capital	20,410	20,184
Treasury stock, at cost, 770,785 and 787,506 shares held at September 30, 2025 and September 30, 2024, respectively	(26,185)	(26,694)
Retained earnings	100,391	249,253
Total Alico stockholders’ equity	103,032	251,159
Noncontrolling interest	4,962	5,136
Total stockholders’ equity	107,994	256,295
Total liabilities and stockholders’ equity	$201,527	$398,719
See accompanying notes to the consolidated financial statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended September 30,
	2025	2024
Operating revenues:
Alico Citrus	$41,337	$45,059
Land Management and Other Operations	2,729	1,584
Total operating revenues	44,066	46,643
Operating expenses:
Alico Citrus	235,841	102,628
Land Management and Other Operations	419	398
Total operating expenses	236,260	103,026
Gross loss	(192,194)	(56,383)
General and administrative expenses	11,707	11,071
Loss from operations	(203,901)	(67,454)
Other income (expense), net:
Interest income	793	385
Interest expense	(4,848)	(3,538)
Gain on sale of property and equipment	21,769	81,559
Other income, net	256	—
Total other income, net	17,970	78,406
(Loss) income before income taxes	(185,931)	10,952
Income tax (benefit) provision	(38,423)	4,597
Net (loss) income	(147,508)	6,355
Net loss attributable to noncontrolling interests	174	618
Net (loss) income attributable to Alico, Inc. common stockholders	$(147,334)	$6,973
Per share information attributable to Alico, Inc. common stockholders:
(Loss) earnings per common share:
Basic	$(19.29)	$0.91
Diluted	$(19.29)	$0.91
Weighted-average number of common shares outstanding:
Basic	7,639	7,622
Diluted	7,639	7,622

Cash dividends declared per common share	$0.20	$0.20
See accompanying notes to the consolidated financial statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at September 30, 2023	8,416	$8,416	$20,045	806	$(27,274)	$243,804	$244,991	$5,386	$250,377
Net income (loss)	—	—	—	—	—	6,973	6,973	(618)	6,355
Dividends	—	—	—	—	—	(1,524)	(1,524)	—	(1,524)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	—	368	368
Stock-based compensation	—	—	139	(18)	580	—	719	—	719
Balance at September 30, 2024	8,416	$8,416	$20,184	788	$(26,694)	$249,253	$251,159	$5,136	$256,295
Net loss	—	—	—	—	—	(147,334)	(147,334)	(174)	(147,508)
Dividends	—	—	—	—	—	(1,528)	(1,528)	—	(1,528)
Stock-based compensation	—	—	226	(17)	509	—	735	—	735
Balance at September 30, 2025	8,416	$8,416	$20,410	771	$(26,185)	$100,391	$103,032	$4,962	$107,994

See accompanying notes to the consolidated financial statements.

ALICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities:
Net (loss) income	$(147,508)	$6,355
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	176,639	15,010
Debt issue costs expense	292	209
Deferred income tax (benefit) provision	(38,418)	4,463
Gain on sale of property and equipment	(21,769)	(81,559)
Impairment of long-lived assets	24,966	—
Inventory net realizable value adjustment	9,895	48,099
Loss on early extinguishment of debt	771	—
Loss on disposal of property and equipment	780	6,990
Stock-based compensation expense	735	719
Other, net	202	59
Changes in operating assets and liabilities:
Accounts receivable	(243)	(59)
Inventories	15,969	(26,258)
Prepaid expenses	(487)	160
Income tax receivable	1,620	(758)
Other assets	(134)	(142)
Accounts payable and accrued liabilities	(3,312)	(3,369)
Other liabilities	128	(416)
Net cash provided by (used in) operating activities	20,126	(30,497)

Cash flows from investing activities:
Purchases of property and equipment	(5,504)	(17,871)
Proceeds from sale of property and equipment	29,078	86,444
Other, net	570	(395)
Net cash provided by investing activities	24,144	68,178

Cash flows from financing activities:
Repayments on revolving lines of credit	(25,194)	(53,262)
Borrowings on revolving lines of credit	19,300	36,934
Principal payments on term loans	(11,356)	(20,491)
Borrowings on term loans	10,000	—
Capital contributions received from non-controlling interests	—	368
Dividends paid	(1,528)	(1,524)
Net cash used in financing activities	(8,778)	(37,975)

Net increase (decrease) in cash and cash equivalents and restricted cash	35,492	(294)
Cash and cash equivalents and restricted cash at beginning of the period	3,398	3,692

Cash and cash equivalents and restricted cash at end of the period	$38,890	$3,398

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized	$3,915	$3,848
Cash (received) paid for income taxes, net of refunds	$(1,624)	$890

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$382	$381
See accompanying notes to the consolidated financial statements.

ALICO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and per acre amounts)
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 49,537 acres of land and approximately 44,700 acres of oil, gas and mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments (Alico Citrus and Land Management and Other Operations).
On January 6, 2025, the Company announced a Strategic Transformation (the “Strategic Transformation”) in the Company’s business focus, to wind down its Alico Citrus division, which holds the Company’s citrus production operations, to focus on a long-term diversified land usage and real estate development strategy. Due to increasing financial challenges from citrus greening disease and environmental factors for many seasons, the Company has decided to not spend further material capital on its citrus operations and to wind down substantially all of its Citrus’ primary operations after completion of the 2024-2025 harvest in April 2025. In connection with this Strategic Transformation, on January 3, 2025, the Company’s Board of Directors (the “Board”) approved a reduction in the Company’s current workforce by up to 172 employees, which occurred effective on or about January 6, 2025 with respect to up to 135 employees, and was effective between April 1, 2025 and May 30, 2025 with respect to up to 37 employees. The Board’s decision is part of cost-reduction initiatives aimed at providing investors with a greater return on capital that includes the benefits and stability of a conventional agriculture investment, with the optionality that comes with active land management. In May 2025, the Company entered into a Mutual Contract Termination Agreement with Tropicana, terminating our agreement with them in its entirety following the fulfillment of all obligations under that agreement concerning the 2024/2025 Crop Year and all outstanding amounts had been settled by June 30, 2025.
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
Principles of Consolidation
The Financial Statements include the accounts of Alico and the accounts of all the subsidiaries in which a controlling interest is held by the Company. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, LLC, Alico Fruit Company, LLC, Alico Citrus Nursery, LLC, Alico Chemical Sales, LLC, 734 Citrus Holdings, LLC and subsidiaries, Alico Skink Mitigation, LLC and Citree Holdings 1, LLC (“Citree”). The Company considers the criteria established under FASB ASC Topic 810, “Consolidations” ("ASC 810") in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company has an interest in the Corkscrew Grove Stewardship District (the "CGSD"), a special district created by the Florida State Legislature on June 25, 2025 and responsible for the construction, operations and maintenance of community infrastructure in eastern Collier County. CGSD is a legal entity controlled by five board members consisting of Alico employees, which is also considered a Variable Interest Entity ("VIE"); however, the CGSD qualifies for a specific scope exception under ASC 810 and, therefore, is not subject to the VIE consolidation model. Accordingly, the financial results of the CGSD are not consolidated in the Company's financial statements.

The Company is a party to a budget funding agreement with the CGSD for the purpose of providing funding necessary for the CGSD to carry out its operating purpose. The Company has no explicit arrangements to provide financial support to the CGSD beyond the agreed-upon budget funding agreement (see Note 16. Subsequent Events for further information) The amount of financial support provided under the budget funding agreement was not material for the year ended September 30, 2025.
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
Noncontrolling Interest in Consolidated Subsidiary

The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had a net loss of $356 and $1,261 for the years ended September 30, 2025 and 2024, respectively, of which a net loss of $182 and $643 were attributable to the Company for the years ended September 30, 2025 and 2024, respectively. The net loss for the year ended September 30, 2025 was primarily due to lower revenue as a result of fruit drop caused by Hurricane Milton. The net loss for the year ended September 30, 2024 was primarily due to lower revenue as Citree's trees continue to recover from the impact of Hurricane Ian.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective for us on October 1, 2024. The adoption resulted in incremental disclosures in our Segment Information footnote (see Note 11. Segment Information for further information) but did not have an impact on the Company's consolidated statements of operations, balance sheets, or cash flows in its Consolidated Financial Statements.

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

Seasonality
The Company is primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. The first and second quarters of Alico’s year produce most of the Company’s annual revenue. Working capital requirements are typically greater in the third and fourth quarters of the year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year ended September 30.
Stock Repurchase Program
On March 25, 2025, the Board approved a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $50,000 of the Company’s common stock, par value $1.00 (“Common Stock”) and will expire on April 1, 2028, subject to market conditions and other factors. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18.
The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. As of September 30, 2025, no repurchases have been made under this plan.
Note 2. Summary of Significant Accounting Policies
Revenue Recognition
Revenues are derived from the sale of processed fruit, fresh fruit, other citrus revenue, revenues from grove management services, leasing revenue, royalties received from rock and sand mining and oil extraction rights and other resource revenues. Most of the revenue is generated from the sale of citrus fruit to processing facilities, fresh fruit sales and grove management services.
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

(in thousands)	September 30,
	2025	2024
Revenue recognized at a point-in-time	$42,253	$42,233
Revenue recognized over time	1,813	4,410
Total	$44,066	$46,643

Receivables under contracts, whereby pricing is based on contractual and market prices, are primarily paid at the floor amount and are collected within seven days after the harvest week. Any adjustments to pricing as a result of changes in market prices are generally collected or paid thirty to sixty days after final market pricing is published. Receivables under those contracts where pricing is based off a cost-plus structure methodology are paid at the final prior year rate. Any adjustments to pricing because of the cost-plus calculation are collected or paid upon finalization of the calculation and agreement by both parties. As of September 30, 2025, and September 30, 2024, the Company had total receivables relating to sales of citrus of $575 and $444, respectively, recorded in Accounts Receivable, net, in the Consolidated Balance Sheets.
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
On October 30, 2023, the Company entered into the Grove Management Agreement with an unaffiliated group of third parties to provide citrus grove caretaking services for approximately 3,300 acres owned by such third parties. Under the terms of the Agreement, the Company is reimbursed by the third parties for all its costs incurred related to providing these services and receives a management fee based on acres covered under this agreement. The Grove Management Agreement was terminated effective December 31, 2024.

The Company is the lessor in various arrangements to lease land to third parties for the purpose of farming (including leases of our citrus groves) hunting, and grazing. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material and leases generally have a term of one year or less.

The Company earns royalty revenue from granting rights to customers to extract rock and sand from its land. Royalties are variable based on a percentage of gross sales of materials excavated by the customer. These sales-based royalties are recognized at the point in time when the customer reports sales, in accordance with ASC 606’s royalty exception.

Disaggregated Revenue
Revenues disaggregated by significant products and services for the years ended September 30, 2025 and 2024 are as follows:

(in thousands)	Years Ended September 30,
	2025	2024
Alico Citrus
Early and Mid-Season	$15,577	$14,534
Valencias	24,089	26,925
Fresh Fruit and Other	777	774
Grove Management Services	894	2,826
Total	$41,337	$45,059

Land Management and Other Operations
Leasing and Royalties	$2,393	$1,284
Other	336	300
Total	$2,729	$1,584

Total Revenues	$44,066	$46,643
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
The carrying amounts and estimated fair values (Level 2) of debt instruments (see Note 8. Long-Term Debt and Lines of Credit for further information) are as follows:

(in thousands)	September 30, 2025		September 30, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Current long-term debt	$250	$250	$1,410	$1,420
Long-term debt and lines of credit	$85,700	$81,668	$91,141	$86,987
As of September 30, 2025 and 2024, the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
Cash and Cash Equivalents
The Company considers cash in banks and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. At various times throughout the years ended September 30, 2025 and 2024, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Restricted Cash

Restricted cash of $762 and $248 at September 30, 2025 and 2024, respectively, represents Cash-Secured Irrevocable Standby Letters of Credit to secure certain contractual obligations.

(in thousands)	September 30,
	2025	2024
Cash and cash equivalents	$38,128	$3,150
Restricted cash	762	248
Cash and cash equivalents and restricted cash	$38,890	$3,398
Accounts receivable, net

Accounts receivable from customers are generated from revenues based on the sale of citrus, grove management, leasing and other transactions. The Company grants credit in the course of its operations to third party customers. Accounts receivable is presented in accordance with the CECL impairment model as required under ASC 326. The Company estimates a reserve for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. The Company has determined that the reserve for expected credit losses at September 30, 2025 and 2024 was $60 and $73, respectively, and write-offs for the years ended September 30, 2025 and 2024 were not material.

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
The following table presents accounts receivable, net, as of September 30, 2025 and 2024:

(in thousands)	September 30,
	2025	2024
Accounts receivable	$1,074	$844
Allowance for credit losses	(60)	(73)
Accounts receivable, net	$1,014	$771
Concentrations
Accounts receivable from the Company’s major customer as of September 30, 2025 and 2024, and revenue from such customer for the years ended September 30, 2025 and 2024, which is included in the Alico Citrus segment, are as follows:

(in thousands)	Accounts Receivable		Revenue		% of Total Revenue
	2025	2024	2025	2024	2025	2024
Tropicana	$—	$—	$38,434	$40,466	87.2%	86.8%
The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.
Tropicana revenue increase, as a percentage of sales, was primarily due to a decrease in Grove Management Services revenue and an increase in price per pound solids, partially offset by a decrease in total pound solids produced during the year ended September 30, 2025, as a result of Hurricane Milton, which negatively impacted our harvest during the year ended September 30, 2025.

Accounting for government grants
The Company recognizes government grants when there is reasonable assurance that: (1) the grant will be received and (2) all conditions will be met. For income-based grants, the Company recognizes the income on a systemic basis over the periods in which it recognizes as expense the related costs for which the grant was intended to compensate.
In the years ended September 30, 2025 and 2024, the Company received $1,330 and $2,962, respectively, of grant money from the Citrus Research and Field Trial Foundation’s (“CRAFT”) program to assist citrus growers in the State of Florida using Oxytetracycline (“OTC”) and other approved therapies to combat the effect of “greening” of their citrus trees. These funds (including $35 received in October 2024 included in 2024 CRAFT funds above) were recognized as a component of Inventories ($425 and $1,192 at September 30, 2025 and 2024, respectively) in the Company’s Consolidated Balance Sheets and as a reduction of Operating expenses ($905 and $1,805 during the years ended September 30, 2025 and 2024, respectively) in its Consolidated Statements of Operations as the fruit was sold, in order to align it to the period over which the expense related to the OTC treatments is recognized. These grant monies were received in exchange for providing certain historical data to the CRAFT Foundation about the Company’s citrus groves. The Company may continue, but is not obligated, to participate in future CRAFT programs on the effects of the use of OTC on its Citrus Trees.
Real Estate
In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets” (ASC 610-20). This standard clarified the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets and clarified the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. The standard provided guidance on how gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to non-customers are recognized. The Company recognizes a gain on the sale of real estate as outlined by ASC 610-20.
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
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation, depletion and amortization. Major improvements are capitalized while expenditures for maintenance and repairs are expensed when incurred. Costs related to the development of citrus groves through planting of trees are capitalized. Such costs include land clearing, excavation and construction of ditches, dikes, roads, and reservoirs, among other costs. After the planting, caretaking costs or pre-productive maintenance costs are capitalized for 4 years. After 4 years, a planting is considered to have reached maturity and the accumulated costs were historically depreciated over 25 years, except for land clearing and excavation, which are considered costs of land and not depreciated. See Note 5. Property and Equipment, Net for a discussion of a change in the estimated useful life of the Company’s citrus trees, certain equipment (principally irrigation related), and the Buildings and improvements within its citrus groves.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico’s cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. The Company has determined that the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets is the Grove level and includes, its Citrus Trees, Land, certain equipment (principally irrigation related) and the Buildings and improvements within its citrus groves, which are used together to generate cash flows from fruit for sales to its customers. For the year ended September 30, 2025, the Company recognized an impairment of its long-lived assets at one of its groves, as well as its young trees, which were not yet being depreciated, of $24,966, which was recorded within Operating expenses in its Alico Citrus Segment. The fair value of the assets which were determined to be impaired were based primarily on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations (such as the fruit harvest and crop insurance proceeds) through the third quarter ended June 30, 2025. No impairment of long-lived assets was recognized during the year ended September 30, 2024. As of September 30, 2025 and 2024, long-lived assets were comprised of property and equipment.
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
The carrying value of goodwill is tested for impairment annually as of September 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company does not utilize a qualitative assessment approach, then the quantitative goodwill impairment test is utilized to identify potential impairments. The Company identifies any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company typically determines the fair value of its reporting units using a market approach. If a potential impairment is identified, the Company will determine the amount of goodwill impairment by comparing the fair value of a reporting unit with its carrying amount. As of September 30, 2025 and 2024, no impairment was recognized.

Other Non-Current Assets
Other non-current assets primarily include intangible assets relating to mineral rights, water permits, right-of-use assets relating to lease obligations, investments owned in agricultural cooperatives, cash surrender value on life insurance, and deferred financing costs. Investments in stock related to agricultural cooperatives are carried at cost.
Income Taxes
The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. See Note 9. Income Taxes for detail of valuation allowances recognized during the year ended September 30, 2025 and 2024. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
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
The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for the years ended September 30, 2025 and 2024:

(in thousands)	Years Ended September 30,
	2025	2024
Weighted Average Common Shares Outstanding – Basic	7,639	7,622
Effect of dilutive securities – stock options and unrestricted stock	—	—
Weighted Average Common Shares Outstanding – Diluted	7,639	7,622
Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share. There were 36,500 stock options and 38,000 Market-based Restricted Stock Units, which were excluded from the calculation of dilutive securities at September 30, 2025 and 38,000 stock options which were excluded from the calculation of dilutive securities at September 30, 2024, as they were anti-dilutive.
Stock-Based Compensation
Stock-based compensation is measured based on the fair value of the equity award at the grant date and is expensed on a straight-line basis over the vesting period. Upon the vesting of equity awards, the Company issues common stock from common shares held in treasury. The Company recognizes the impact of forfeitures as they occur. See Note 10. Stock-based Compensation for a discussion of the Company’s stock-based compensation plans.

Note 3. Inventories
Inventories consist of the following at September 30, 2025 and 2024:

(in thousands)	September 30,
	2025	2024
Unharvested fruit crop on the trees	$3,859	$28,921
Other	361	1,163
Total inventories	$4,220	$30,084
The Company records its inventory at the lower of cost or net realizable value.

During the years ended September 30, 2025 and 2024 the Company recorded $9,895 and $48,099, respectively, for adjustments to reduce inventory to net realizable value, within Operating expenses. The inventory adjustment for the year ended September 30, 2025 was driven by an increase in fruit drop as a result of Hurricane Milton. The adjustment for the year ended September 30, 2024 was the result of significantly lower than anticipated harvest of the Early and Mid-Season and Valencia crops for the 2023-2024 season as a result of the continued recovery from the impacts of Hurricane Ian.

During the year ended September 30, 2025 the Company received insurance proceeds relating to Hurricane Milton of $20,381 for crop claims. No further insurance proceeds are expected. In the year ended September 30, 2024, the Company received insurance proceeds relating to Hurricane Ian of $299 for crop claims, as part of a final true-up of amounts due. All crop insurance was recognized as a reduction in operating expenses in the Consolidated Statements of Operations in the period it was received and is included in fresh fruit and other segment expenses.
Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale as of September 30, 2025 and September 30, 2024:

(in thousands)	Carrying Value
	Years Ended September 30,
	2025	2024
Ranch	$—	$69
Alico Citrus	$9,176	$3,037
Total assets held for sale	$9,176	$3,106
As of September 30, 2025, the Company had agreements to sell 3,526 acres of land, for $34,452 ($9,771 per acre).
During the year ended September 30, 2025, the Company completed the sale of substantially all of the equipment and vehicles that it had designated as Held for Sale, as a result of the Strategic Transformation for approximately $5,290 and recognized a gain of $1,618.
During the year ended September 30, 2025, the Company sold approximately 2,796 acres of land for approximately $23,807 and recognized a gain of $20,319.
During the year ended September 30, 2024, the Company sold approximately 18,354 acres of ranch land for $86,217 and recognized a gain of $81,416 (including 17,229 acres of the Alico Ranch to the State of Florida for approximately $77,631 in gross proceeds).
During the years ended September 30, 2025 and 2024, the Company used the proceeds from these various asset sales for general corporate purposes and to pay down debt (see Note 8. Long-Term Debt and Lines of Credit for further information).

Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at September 30, 2025 and September 30, 2024:

(in thousands)	September 30,
	2025	2024
Citrus trees	$49,957	$319,149
Equipment and other facilities	38,471	58,293
Buildings and improvements	5,343	6,515
Total depreciable properties	93,771	383,957
Less: accumulated depreciation and depletion	(64,828)	(146,086)
Net depreciable properties	28,943	237,871
Land and land improvements	113,122	114,862
Property and equipment, net	$142,065	$352,733

For the years ended September 30, 2025 and 2024 the Company recognized a loss on the disposal of property and equipment of $780 and $6,990, respectively, due to tree clippings, which has been recognized within Operating expenses. These losses in 2024 were principally driven by a decision not to continue to provide caretaking for certain groves which were under performing and a decision to enter a lease with a third-party to remove certain trees in exchange for allowing them to utilize a portion of the grove for other agricultural development.
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
As a result of this analysis, the Company determined that there was an impairment of its young trees, which were not yet being depreciated and its long-lived assets at one of its groves of $24,966, which was recorded within Operating expenses in its Alico Citrus Segment. This analysis was based on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations (such as the fruit harvest and crop insurance proceeds) through the third quarter ended June 30, 2025.
Furthermore, the estimated useful life of the Company’s citrus trees had been impacted and their lives were changed to a range of four to sixteen months depending upon whether the trees will be abandoned at the end of the Fiscal Year 2025 harvest season or if they are either being retained or leased for another year, which is expected to conclude in April 2026, respectively. The Company recognized accelerated depreciation on its trees and certain of its other fixed assets of approximately $162,680 for the year ended September 30, 2025. Citree was not impacted by the Strategic Transformation and as such no change in estimated useful life was deemed necessary. The impact of the accelerated depreciation on net income for the year ended September 30, 2025 was $128,517 and the impact on both Basic and Diluted earnings per share for the year ended September 30, 2025 was a loss of $16.82, respectively.

For the years ended September 30, 2025 and 2024 depreciation was $176,575 and $14,959, respectively, and depletion expense was $64 and $51, respectively.

During the year ended September 30, 2025, the Company exchanged citrus land with various third-parties which had a carrying value of $501. No cash was exchanged as part of these transactions. The exchange was evaluated under ASC Topic 845, Non-monetary Transactions and the transactions were deemed not to have commercial substance because the expected future cash flows of the Company were not expected to change significantly as a result of the exchange.Accordingly, the Company recorded the land received at the carrying value of the land of the land given up.

Note 6. Accrued Liabilities
Accrued liabilities consist of the following at September 30, 2025 and September 30, 2024:

(in thousands)	September 30,
	2025	2024
Ad valorem taxes	$1,770	$1,898
Accrued interest	550	554
Accrued employee wages and benefits	1,218	1,727
Accrued dividends	382	381
Accrued insurance	—	124
Professional fees	643	275
Other accrued liabilities	—	407
Total accrued liabilities	$4,563	$5,366
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

(in thousands)	Personnel	Other	Total
Balance at September 30, 2024	$—	$—	$—
Restructure expense	2,325	313	2,638
Restructure payments	(2,325)	(313)	(2,638)
Balance at September 30, 2025	$—	$—	$—
These Restructure and other charges were incurred in the Company’s Citrus Segment with Personnel costs of $2,093 and $232 being recognized in Operating expenses and General and administrative expenses, respectively, and Other costs of $313, principally representing legal costs, recognized in General and administrative expense during the year ended September 30, 2025 (see Note 5. Property and Equipment, Net for information on the Asset Impairment). As of September 30, 2025, the restructuring plan is complete.
Note 8. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt at September 30, 2025 and September 30, 2024:

(in thousands)	Interest Rate	September 30, 2025	September 30, 2024
Long-term debt, net of current portion:
Met fixed-rate term loans	3.85%	$70,000	$70,000
Met fixed-rate term loan II	6.21%	10,000	—
Met Citree term loan	5.28%	3,450	3,700
Pru loans A & B		—	10,457
Deferred financing fees		(403)	(434)
		83,047	83,723
Less current portion of long-term debt		250	1,410
Long-term debt, net		$82,797	$82,313

The following table summarizes amounts outstanding under lines of credit and related deferred financing costs, net of accumulated amortization at September 30, 2025 and September 30, 2024:

(in thousands)	September 30, 2025	September 30, 2024
Lines of Credit:
RLOC	$2,500	$8,394
Deferred financing fees (1)	(719)	(671)
Lines of Credit, net	$1,781	$7,723
1- Represents deferred financing fees on the RLOC, included within Other non-current assets in the consolidated balance sheets.
Future maturities of long-term debt and lines of credit as of September 30, 2025 are as follows:

(in thousands)	September 30, 2025
Due within one year	$250
Due between one and two years	250
Due between two and three years	250
Due between three and four years	2,700
Due between four and five years	70,000
Due beyond five years	12,500
Total future maturities	$85,950
Interest costs expensed and capitalized were as follows:

(in thousands)	Years Ended September 30,
	2025	2024
Interest expense	$4,848	$3,538
Interest capitalized	406	1,260
Total	$5,254	$4,798
Debt

The Company’s credit facilities previously consisted of fixed interest rate term loans initially in the amount of $125,000 (“Met Fixed-Rate Term Loans”), variable interest rate term loans initially in the amount of $57,500 (“Met Variable-Rate Term Loans”), a $25,000 revolving line of credit (“RLOC”) with MetLife Investment Management, LLC for each of Metropolitan Life Insurance Company and New England Life Insurance Company (collectively “Met”) and a $70,000 working capital line of credit (“WCLC”) with Rabo Agrifinance, Inc. (“Rabo”).
On December 26, 2023, the Company repaid the outstanding balance of $19,094, plus accrued interest, on its Met Variable-Rate Term Loans.

On September 17, 2024, the Company entered into a Sixth Amendment (the “Sixth Amendment") to its amended and restated credit agreement dated as of December 1, 2014, as amended to date, by and among the Company, Alico Land Development Inc., Alico Fruit Company, LLC and Met (as amended, restated, supplemented or otherwise modified from time to time, the “MetLife Credit Agreement”) and amended the term loans and RLOC (the "Amended RLOC"). The primary terms of the amendments include an increase in the capacity of the Amended RLOC to $95,000 and an extension of its maturity to May 1, 2034. In connection with entrance into the Sixth Amendment, the Company also repaid current borrowings under the WCLC with Rabo and as of September 30, 2024 there were no available borrowings under this facility, which was cancelled in October 2024. As a result of the Sixth Amendment, the credit facilities now include the Met Fixed-Rate Term Loans and the Amended RLOC.

On March 31, 2025, the Company entered into a Seventh Amendment to the MetLife Credit Agreement (the “Seventh Amendment”) to, among other things, remove the Debt Service; Tangible Net Worth; Current Ratio and Debt to Total Assets Ratio covenants in their entirety. These restrictive covenants were replaced with a Quarterly Liquidity Covenant which requires the Company to maintain cash and cash equivalents in an amount equal to 1.5 multiplied by the cumulative sum of: (i) the scheduled principal and interest payments due under the debt owed to Met and Prudential which may be due and payable during the immediately following twelve month period and (ii) the projected interest payments due under the Amended RLOC (the “Minimum Liquidity Requirement”). In addition, the Company must maintain Cash and cash equivalents and Current Assets less Current liabilities (“Working Capital”) in excess of the Minimum Liquidity Requirement. At September 30, 2025, the Minimum Liquidity Requirement was $5,858.
On September 29, 2025, the Company entered into an Eighth Amendment (the “Eighth Amendment”) to the credit agreement with Met (the "Eighth Amendment"). Among other things, the Eighth Amendment provided for a new $10,000 fixed rate term loan bearing interest at 6.21% ("Met Fixed-Rate Term Loan II") with a maturity date of May 1, 2034; amended certain mortgages to add additional real property as collateral and add additional mortgagors; and modified the loan-to-value ratio covenant to require that the LTV Ratio be at all times less than 50%. The proceeds from the Met Fixed-Rate Term Loan II were used to repay all outstanding borrowings under the Company's loan agreement with Prudential Mortgage Capital Company, LLC, dated December 31, 2012 (as amended to date, the "Prudential Credit Agreement") consisting of Pru loans A & B with aggregate principal of $9,297, plus a prepayment premium of $649 and accrued interest. As a result of such repayment, the Prudential Credit Agreement was terminated in accordance with its terms. The Met Fixed-Rate Term Loan II is interest-only, with a balloon payment due at maturity on May 1, 2034 and reduces the Company's total required annual principal repayments by $1,160 per year.

The term loans and Amended RLOC are secured by real property. The security for the term loans and RLOC as of the most recent amendment, consists of approximately 40,428 gross acres of land.
The Met Fixed-Rate Term Loans are interest-only, with a balloon payment due at maturity on November 1, 2029. The interest rate on these Met Fixed-Rate Term Loans is 3.85%.
The Amended RLOC bears interest rate at SOFR plus 220 basis points (the "Amended SOFR Spread"), with a SOFR floor of 5.00% and a minimum balance of $2,500. The SOFR spread and SOFR floor are subject to adjustment by lender every 2.0 years beginning January 1, 2026 and every two years thereafter until maturity. The Amended RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. At September 30, 2025 and 2024, $92,500 and $86,606, respectively, was available under the Amended RLOC.

The variable interest rate on the Amended RLOC was 6.56% per annum and 7.30% per annum as of September 30, 2025 and September 30, 2024, respectively.
The WCLC was a revolving credit facility which is available for funding working capital and general corporate requirements. As of September 30, 2024 no borrowings were available borrowings under the WCLC and the agreement and was terminated in October 2024, once the accrued interest was paid. The WCLC had provided for Rabo to issue up to $2,000 in letters of credit on the Company’s behalf, none of which were issued as of September 30, 2024. The WCLC was collateralized by the Company’s current assets and certain other personal property owned by the Company.
As of September 30, 2025, the Company was in compliance with all of the financial covenants and was able to draw the entire amount of the RLOC, less current borrowings, and remain under the LTV Cap.
Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree (“Met Citree Loan”). This is a $5,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. The loan matures in February 2029.
Silver Nip Citrus Debt

There are two fixed-rate term loans, with an original combined balance of $27,550, bearing interest at 5.35% per annum (“Pru Loans A & B”). Principal of $290 is payable quarterly, together with accrued interest. The loans are collateralized by approximately 5,700 acres of citrus groves in Collier, Hardee, Highlands and Polk Counties, Florida and mature on June 1, 2029 and June 1, 2033, respectively. On September 29, 2025, the Company repaid the outstanding balance on the Pru loans A & B.

Deferred Financing Costs

Costs incurred to obtain financing are deferred and amortized to "Interest expense" in the Consolidated Statements of Operations over the related financing period using the effective interest method. The Company records debt issuance costs as a direct reduction of the carrying value of the related debt. Financing costs related to the undrawn RLOC are included in "Other non-current assets" in the Consolidated Balance Sheets.
Note 9. Income Taxes
The Federal and State filings remain subject to examination by tax authorities for tax periods ending after September 30, 2022 and 2021, respectively.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBBA allows for the addback of tax depreciation and amortization when computing interest limitations under Section 163(j) of the U.S. Internal Revenue Code of 1986, as amended, a reinstatement of elective 100% first-year bonus depreciation for qualified property acquired after January 19, 2025, and a more favorable tax rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income), among other provisions. The Company has evaluated the impact of these provisions and noted an immaterial impact to fiscal year 2025. However, the Company is still currently evaluating the impact of these provisions which could affect the Company’s effective tax rate and deferred tax assets in future periods. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the tax reform. The impact of those tax provisions in the OBBBA will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.
The income tax (benefit) provision for the years ended September 30, 2025 and 2024 consists of the following:

(in thousands)	Years Ended September 30,
	2025	2024
Current:
Federal	$(1)	$99
State	(3)	34
Total current	(4)	133

Deferred:
Federal	(37,327)	2,260
State	(9,428)	616
Valuation allowance	8,336	1,588
Total deferred	(38,419)	4,464
Income tax (benefit) provision	$(38,423)	$4,597
Income tax (benefit) provision attributable to income before income taxes differed from the amount computed by applying the statutory federal income tax rate of 21% to (loss) income before income taxes for each of the years ended September 30, 2025 and September 30, 2024, respectively, as a result of the following:

(in thousands)	Years Ended September 30,
	2025		2024
	Amount	Tax Rate	Amount	Tax Rate
Income tax (benefit) provision at the statutory federal rate	$(39,018)	21.0%	$2,300	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(8,010)	4.3%	514	4.7%
Permanent reconciling items, net	196	(0.1%)	13	0.1%
Officer life insurance	11	—%	(16)	(0.1%)
Non-Controlling Interest - Citree	37	—%	130	1.2%
Valuation allowance	8,336	(4.6%)	1,588	14.5%
Other	25	—%	68	0.6%
Income tax (benefit) provision	$(38,423)	20.6%	$4,597	42.0%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2025, and 2024 are presented below:

(in thousands)	September 30,
	2025	2024
Deferred tax assets:
Goodwill	$7,141	$8,986
Inventories	235	194
Stock compensation	161	190
Accrued bonus	195	145
Intangibles	232	288
Charitable contribution carryforward	5,804	5,800
Net operating loss	11,377	4,576
Interest expense limitation	2,681	1,605
Other	34	115
Total deferred tax assets	27,860	21,899

Deferred tax liabilities:
Property and equipment	15,117	55,954
Investment in Citree	907	846
Prepaid insurance	197	215
Total deferred tax liabilities	16,221	57,015
Valuation allowance	14,094	5,757
Net deferred income tax liabilities	$(2,455)	$(40,873)

The Company has a federal net operating loss carryforward of $45,362 and state net operating loss carryforward of $42,631 at September 30, 2025, which resulted in deferred tax assets of $9,526 and $1,852, respectively. Both the federal and state net operating losses have an indefinite life.
The Company has a partial valuation allowance on both our charitable contribution carryforward balance and federal and state tax loss carryforward balances as of September 30, 2025 and a partial valuation allowance on our charitable contribution carryforward balance at September 30, 2024. The valuation allowance at September 30, 2025 and 2024 was $14,094 and $5,757, respectively.
Note 10. Stock-based Compensation
Effective January 27, 2015, the Board adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provides for up to 1,250,000 common shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholder value, with 1,073,879 remaining available for issuance under the 2015 Plan. The 2015 Plan was approved by the Company’s stockholders in February 2015. An amendment and restatement of the 2015 Plan was approved by the Board on December 17, 2024 and by shareholders on February 28, 2025 at the Company Annual Shareholders Meeting (the “Amended and Restated 2015 Plan”). The Amended and Restated 2015 Plan provides for grants to eligible participants in various forms including restricted shares of the Company’s common stock, restricted stock units and stock options. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Non-vested restricted shares generally vest over requisite service periods of one to six years from the date of grant.
The Company recognizes stock-based compensation expense for (i) Board fees (generally paid in treasury stock); and (ii) other awards under the 2015 Plan (paid in restricted stock and stock options). Stock-based compensation expense is recognized in general and administrative expenses in the Consolidated Statements of Operations.
Stock Compensation – Board of Directors
The Board can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board fees was $478 and $493 for the years ended September 30, 2025, and 2024, respectively.
Restricted Stock Awards (“RSAs”)
The following table represents a summary of the status of the Company’s RSAs:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2024	17,500	$37.82
Vested during year 2025	(8,750)	37.82
Outstanding and expected to vest at 2025 (a)	8,750	$37.82
a.The weighted average remaining contractual term is 0.3 years and the aggregate intrinsic value of RSAs expected to vest is $303.
Stock compensation expense related to the RSAs totaled $127 and $226 for the years ended September 30, 2025 and 2024, respectively. There was $24 of total unrecognized stock compensation costs related to RSAs at September 30, 2025.
Stock Options
All outstanding stock options are fully vested at September 30, 2025.
The following table represents a summary of the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and outstanding – September 30, 2024	38,000	$33.74	2.3	—
Expired during year 2025	(1,500)	—	1.3	—
Vested and outstanding – September 30, 2025	36,500	$33.74	1.3	33,580

No stock compensation expense was recognized for the options during the years ended September 30, 2025 and 2024, respectively.
Forfeitures of RSAs and stock options were recognized as incurred.
At September 30, 2025 and September 30, 2024, there was no unrecognized stock compensation costs related to unvested share-based compensation for the option grants.

Market-based Restricted Stock Units
On December 23, 2024, the Company granted market-based restricted stock units ("MRSUs") to one of its executives, which will be eligible to be earned if at any time prior to September 30, 2027, the average 30-day closing per share price of the Company’s Common Stock exceeds the applicable price per share thresholds set forth below:

Price Per Share Threshold	Number of MRSUs Earned
$35 per share	5,000
$40 per share	12,500
$45 per share	20,500

The earned MRSUs will then be subject to time-based vesting on September 30, 2027, subject to continued service through such date. Stock compensation expense will be recognized ratably over the term of the award.
The assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s MRSUs on the grant date are as follows:

Expected volatility of stock price	33.14%
Risk-free interest rate	4.26%
Expected term of awards (years)	2.77
Dividend yield	0.76%
Grant date stock price	$26.15

Market-based Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 30, 2024	—	$—
Granted	38,000	$12.32
Outstanding at September 30, 2025 (a)	38,000	$12.32
a.The weighted average remaining contractual term is 2.3 years and the aggregate intrinsic value of MRSUs expected to vest is $1,317.
For the years ended September 30, 2025 and 2024, total unrecognized stock compensation costs for MRSUs was $338 and $0, respectively.
Forfeitures of RSAs, stock options and MRSUs are recognized as incurred.
Stock-based compensation expense related to MRSUs for the years ended September 30, 2025 and 2024, was $130 and $0, respectively.
Total stock-based compensation expense for the years ended September 30, 2025 and 2024, which was recognized in general and administrative expense, was $735 and $719, respectively.
Note 11. Segment Information
Segments
Our Chief Executive Officer, who is also our chief operating decision maker (“CODM”), assesses performance and allocates resources based on the operating performance of two reportable segments: Alico Citrus and Land Management and Other Operations. The operating segments represent the primary components that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is regularly provided to the Company’s CODM. In identifying our reportable segments, the Company also considered the nature of services provided by our operating segments, economic characteristics in which the segments operate and other relevant factors.

Total revenues represent sales to unaffiliated customers, as reported in the Consolidated Statements of Operations. Goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company's CODM evaluates the segments’ performance based on Revenues and Gross profit (loss) from operations.
Information by reportable segment is as follows:

(in thousands)	Years Ended September 30,
	2025	2024
Revenues:
Alico Citrus	$41,337	$45,059
Land Management and Other Operations	2,729	1,584
Total operating revenues	$44,066	$46,643

Segment expenses:
Alico Citrus
Cost of Sales	245,123	89,420
Harvesting and Hauling	10,743	11,843
Fresh Fruit and other	(20,193)	(228)
Grove Management Services	168	1,593
Total Alico Citrus operating expenses	$235,841	$102,628

Land Management and Other Operations
Land and other leasing	414	393
Other	5	5
Total Land Management and Other Operations operating expenses	419	398

Total operating expenses	$236,260	$103,026

Gross segment (loss) profit
Alico Citrus	$(194,504)	$(57,569)
Land Management and Other Operations	2,310	1,186
Total gross loss	$(192,194)	$(56,383)

Capital expenditures:
Alico Citrus	$2,910	$17,871
Land Management and Other Operations	2,594	—
Total capital expenditures	$5,504	$17,871

Depreciation, depletion and amortization:
Alico Citrus	$175,854	$14,742
Land Management and Other Operations	84	58
Other Corporate Assets	701	210
Total depreciation, depletion and amortization	$176,639	$15,010

Assets:
Alico Citrus	$173,573	$383,777
Land Management and Other Operations	26,263	13,134
Other Corporate Assets	1,691	1,808
Total Assets	$201,527	$398,719

The reconciliations of segment gross (loss) to consolidated (loss) income before income taxes are as follows:

	Years Ended September 30,
	2025	2024
Alico Citrus	$(194,504)	$(57,569)
Land Management and Other Operations	2,310	1,186
Segment gross loss	(192,194)	(56,383)
General and administrative expenses	11,707	11,071
Loss from operations	(203,901)	(67,454)
Other income (expense), net:
Interest income	793	385
Interest expense	(4,848)	(3,538)
Gain on sale of property and equipment	21,769	81,559
Other income, net	256	—
Total other income, net	17,970	78,406
(Loss) income before income taxes	$(185,931)	$10,952
Note 12. Leases
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
Our operating leases are reported in our Consolidated Balance Sheets as follows:

(in thousands)	Classification	September 30, 2025	September 30, 2024

Operating lease components
Right-of-use assets – non-current	Other non-current assets	$154	$293
Current lease liabilities	Other current liabilities	$150	$153
Non-current lease liabilities	Other liabilities	$14	$170

Our operating leases cost components are reported in our Consolidated Statements of Operations as follows:

(in thousands)	Classification	September 30, 2025	September 30, 2024

Operating lease components
Operating lease costs	General and administrative expenses	$148	$148
Future maturities of our operating lease obligations as of September 30, 2025, by year, are as follows:

(in thousands)
2026	$145
2027	22
2028	—
2029	—
2030	—
Total noncancelable future lease obligations	$167
Less: Interest	(3)
Present value of lease obligations	$164

September 30, 2025
Weighted-average remaining lease term (years)	0.94
Weighted-average discount rate	5.21%
Cash flow information related to leases consists of the following:

(in thousands)	September 30, 2025	September 30, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141	$155

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Note 13. Employee Benefit Plans
Profit Sharing and 401(k) Plans

The Company maintains a 401(k) employee savings plan for eligible employees, which provides up to a 4% matching contribution payable on employee payroll deferrals. The Company’s matching funds vest to the employee immediately, pursuant to a safe harbor election effective in October 2012. The Company’s contributions to the plan were $189 and $347 for the years ended September 30, 2025 and 2024, respectively.
The Company also maintains a Profit Sharing Plan (“Plan”) that is fully funded by contributions from the Company. Contributions to the Plan are discretionary and determined annually by the Board. Contributions to employee accounts are based on the participant’s compensation. The Company did not contribute to the Plan for the years ended September 30, 2025 and 2024, respectively.

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
Note 15. Commitments and Contingencies
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
Note 16. Subsequent Events

On October 27, 2025, the CGSD, a special district formed to facilitate financing and development of community infrastructure within its boundaries, entered into a Locally Funded Agreement (the “CGSD Funding Agreement”) with the State of Florida Department of Transportation (“FDOT”). The CGSD was established in June 2025 and it will assist the Company in its efforts to effectively finance infrastructure, help restore and manage natural areas, and oversee the administration of master planned communities and lands. The Company’s Chief Executive Officer, John Kiernan, is the Board Chairman of the CGSD. Through the CGSD Funding Agreement, the Company will provide funding to FDOT to support the construction of a wildlife‑crossing planned as part of the Corkscrew Villages Project in eastern Collier County and on November 14, 2025, the Company deposited $5,071 with FDOT to fund the project. The payment to the CGSD is reimbursable to the Company under the CGSD Funding Agreement.
On November 4, 2025, the Company sold 579 acres of citrus land for $6,077 and on November 19, 2025, sold our office and shop in Frostproof for $1,675.

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

(b)Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of September 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
(c)Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management previously reported a material weakness in internal control over financial reporting as of September 30, 2024, related to controls around the completeness and accuracy of the Company’s spreadsheet controls used in the preparation of the Company’s inventory net realizable value calculation.

Throughout the year ended September 30, 2025, management, with oversight by our Audit Committee, undertook remediation measures addressing the previously reported material weaknesses. We completed these remediation measures in the quarter ended June 30, 2025, including testing of the design and the operating effectiveness of the related controls, and management concluded that these controls operated effectively for a sufficient period of time to conclude that the material weakness previously identified was remediated as of June 30, 2025.

(d)Changes in Internal Control over Financial Reporting
During the fourth quarter ended September 30, 2025, there were no changes in our internal controls over financial reporting that occurred that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
(e)Management Report on Internal Control Over Financial Reporting
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on the Company's assessment and those criteria, management concluded that its internal control over financial reporting were effective as of September 30, 2025. Management reviewed the results of this assessment with our Audit Committee.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status as of September 30, 2025.
Item 9B. Other Information

a)Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)Insider Trading Arrangements and Policies.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors
The following table presents information concerning our board of directors as of the date of this Annual Report.

Name	Age	Position(s)
John E. Kiernan	58	Director, President and Chief Executive Officer
George R. Brokaw	57	Chairman
Katherine R. English	61	Director
Benjamin D. Fishman	49	Director
W. Andrew Krusen, Jr.	77	Director
Toby K. Purse	53	Director
Adam H. Putnam	51	Director
Henry R. Slack	75	Director
John E. Kiernan has served as the President and Chief Executive Officer of the Company since July 2019 and on the Board of Directors since February 2020. Prior to serving as President and Chief Executive Officer, Mr. Kiernan served as Executive Vice President and Chief Financial Officer from June 2015 to June 2019). Before joining Alico, Mr. Kiernan served as the Chief Financial Officer of Greenwich Associates, a private global research-based consulting firm serving the financial services industry. He previously worked as the Treasurer and SVP for Capital Markets & Risk Management for Global Crossing until its sale to Level 3 in 2011. He also previously served as the Vice President of Investor Relations for Misys plc, which maintained a public listing on the London Stock Exchange and a Nasdaq listing for one of its subsidiaries, and as a Director of Corporate Development for IBM. Earlier in his career, Mr. Kiernan spent 12 years as an investment banker and specialized in IPOs and M&A for technology companies during his tenure at Bear, Stearns, where he earned the title of Managing Director. Mr. Kiernan was a member of the Board of Directors for Codorus Valley Bancorp, Inc. (Nasdaq: CVLY), parent company of PeoplesBank, from April 2022 through July 2024, and served on its Corporate Governance and Nominating Committee, Audit Committee, and Compensation Committee. He was a Certified Treasury Professional and is National Association of Corporate Directors Directorship Certified. Mr. Kiernan received a B.A. in Finance and History from Saint Vincent College, an M.B.A. from the Darden Graduate School of Business Administration and a J.D. from the University of Virginia School of Law.

George R. Brokaw has served on the Board of Directors since November 2013, and as Chairman of the Board of Directors since February 2022. Prior to that, he served as Executive Vice Chairman of the Board of Directors from December 2016 until December 2019. Since October 2013, Mr. Brokaw has served as a private investor through Wilson Capital Management, LLC. Mr. Brokaw has been a member of the Board of Directors for The Chemours Company (NYSE: CC), since April 2025, and serves on its Audit, Risk and Finance Committee, as well as its Compensation and Leadership Development Committee. Mr. Brokaw has been a member of the Board of Directors for EchoStar Corporation (Nasdaq: SATS), since December 2023, and serves on its Compensation Committee and as Chair of the Audit Committee. Mr. Brokaw has been a member of the Board of Directors for CTO Realty Growth, Inc. (NYSE: CTO), since October [2018], and serves as Vice-Chair of the Board, Chair of the Audit Committee and as a member of the Compensation Committee. Mr. Brokaw also sits on several other private boards. He has significant public company Audit, Compensation and Nominating & Executive Committee experience. He also serves on several not-for profit boards including the French American Foundation, Huguenot Society of America and the Society of Mayflower Descendants. He previously served as a director to several public and private companies, including: Modern Media Acquisition Corp., North American Energy Partners Inc., Capital Business Credit LLC, Timberstar, Capital Business Credit LLC, Exclusive Resorts, LLC, DISH Network Corporation, and Value Place Holdings LLC. Mr. Brokaw holds FINRA Series 7, 63 and 24 licenses. He is also a member of the New York Bar Association. Mr. Brokaw received a B.A. from Yale University and a J.D./M.B.A. from the University of Virginia.

Katherine R. English has served on the Board of Directors since August 2020, and brings to the Board of Directors extensive knowledge and experience in the areas of agriculture and environmental and land use law. Ms. English has served as a Partner at Pavese Law Firm since January 2000, and as an associate attorney at Pavese Law Firm since 1993. Her practice supports legacy agricultural businesses in obtaining and protecting entitlements required to support and improve their properties' value, productivity, and flexibility. She has particular experience representing companies whose key businesses are farming, conservation and development. Ms. English has also served as a Limited Partner at English Family Limited Partnership, a family farm on the banks of the Caloosahatchee River in Alva, Florida, since 1999. She serves on several committees supporting agriculture, agricultural education and environmental policy and also serves on the Florida Commission on the Status of Women, as an appointee of the Florida Commissioner of Agriculture for a term from 2023 to 2025. Ms. English is a member of the Florida Bar as well as the Lee County Bar Association. She has been widely recognized for her leadership and for her work in land use and zoning and environmental law, earning “Lawyer of the Year,” “Top Lawyer,” and other professional accolades. She is a graduate of the Wedgworth Leadership Institute for Agriculture and Natural Resources at the University of Florida. Ms. English received a B.A. in English from the University of Florida and a J.D degree from Mercer University Walter F. George College of Law.

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

W. Andrew Krusen, Jr. has served on the Board of Directors since November 2013, and brings to the Board of Directors extensive knowledge and experience in the areas of business leadership, finance and capital markets and real estate. Mr. Krusen has served as Non–Executive Chairman of Dominion Financial Group, Inc., a merchant banking organization that provides investment capital to the natural resources, communications and manufacturing and distribution sectors since May 1983. He has also serves as the managing member of Krusen – Douglas, LLC, a large landowner in the Tampa, Florida area since December 2022. Mr. Krusen also currently serves as a partner, managing member, officer or director of several privately held companies. He is currently a director and chairman of Florida Capital Group, Inc. – a Florida bank holding company, as well as Florida Capital Bank, N.A., its wholly owned subsidiary. Mr. Krusen previously served as a director to several public and private companies, including Exactech, Inc. from June 2014 until February 2018, and Beall’s, Inc., and as Chairman of Tampa's Museum of Science and Industry. Mr. Krusen is a former member of the Young Presidents’ Organization and is currently a member of the World President’s Organization and the Society of International Business Fellows. He also serves as a board member of the Chi Chi Rodriguez Youth Foundation and a director of the Krusen Family Charitable Foundation. Mr. Krusen received a B.A. in Geology from Princeton University.
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

Henry R. Slack has served on the Board of Directors since November 2013, and served as Executive Chairman from December 2016 to June 2019. He brings to the Board of Directors extensive experience in the areas of business, finance and capital markets. The majority of his career has been in the natural resources business. Mr. Slack has been on the board of Castleton Commodities, a global energy commodities merchant and infrastructure asset investor, since 2013, and has served as chairman since 2022. Mr. Slack is managing director of Quarterwatch LLC, and has been a member of the board of directors of W.R. Grace & Co. since 2019. He was Chairman of Terra Industries, an international nitrogen-based fertilizer company, from 2001 until 2010. He was Chief Executive Officer of Minorco SA, an international mining company, from 1991 until 1999 when that company merged with Anglo American Corporation to form Anglo American plc. Mr. Slack was a member of the board of directors and the executive committee of Anglo American Corporation, an international mining finance company, from 1981 until 1999. During his lengthy career at Anglo American and Minorco, he was actively involved in the full range of those companies’ mining, financial and industrial activities worldwide. For many years, Mr. Slack has also served as a director of E. Oppenheimer and Son International Limited, formerly a private investment and family holding company. He was on the board of directors of Salomon Brothers Inc., from 1982 until 1988, SAB Miller plc., one of the world’s largest brewers, from 1998 until 2002, and Engelhard Corporation for more than 20 years, until its acquisition in 2006. Mr. Slack received a B.A. in History from Princeton University.

Information about our Executive Officers
The following table presents information concerning our executive officers as of the date of this Annual Report.

Name	Age	Position(s)
John E. Kiernan(1)	58	Director, President and Chief Executive Officer
Bradley Heine	55	Chief Financial Officer
James Sampel	61	Chief Information Officer
Mitch Hutchcraft	59	Executive Vice President of Real Estate
Mary Molina	48	Chief Administrative Officer
(1) The biography for John E. Kiernan appears above in the section titled “Information about our Directors.”
Bradley Heine has served as the Chief Financial Officer of the Company since August 2023. Prior to joining Alico, Mr. Heine served as Senior Vice President - Corporate Controller of Wejo Group Limited, a provider of cloud and software analytics for connected, electric, and autonomous mobility, from August 2021 to July 2023. Prior to that, Mr. Heine served as Vice President - Accounting at IAC InterActive Corp, a holding company comprised of media and internet companies, from December 2019 to August 2021, and in various positions of increasing seniority at Avis Budget Group Inc., a rental car company, from September 2007 to October 2019. Mr. Heine is a Certified Public Accountant who began his career as an auditor with Deloitte & Touche. He received a B.B.A. in public accounting from Pace University and a M.B.A. in Finance from Rutgers University.
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
Mary Molina has served as the Chief Administration Officer of the Company since November 2024. Prior to Ms. Molina serving as Alico’s Chief Administration Officer, Ms. Molina served as Alico’s Director of Administration from January 2022 to November 2024 and Alico’s Project and Administrative Manager from May 2011 to November 2024. Ms. Molina earned a Certificate in Human Resource Management and HR: Compensation and Benefits Certificate from Florida Atlantic University.
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
The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2025, and is incorporated herein by reference.
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
The following table illustrates the common shares remaining available for future issuance under the Amended and Restated 2015 Plan as of September 30, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	74,500	$33.75	1,073,879
Equity compensation plans not approved by security holders	—	N/A	—
Total	74,500	$33.75	1,073,879
(1) - The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding restricted stock units, which have no exercise price.
The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days of the year ended September 30, 2025, and is incorporated herein by reference.

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
(3)Exhibits
The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report.
(b)Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Restated Certificate of Incorporation, dated February 17, 1972	10-K	000-000261	3.1	12/11/2017
3.2	Certificate of Amendment to Certificate of Incorporation, dated January 14, 1974	S-8	333-130575	4.2	12/21/2005
3.3	Amendment to Articles of Incorporation, dated January 14, 1987	S-8	333-130575	4.3	12/21/2005
3.4	Amendment to Articles of Incorporation, dated December 27, 1988	S-8	333-130575	4.4	12/21/2005
3.5	Second Amended By-Laws of Alico, Inc., amended and restated	8-K	000-00261	3.6	1/15/2021
4.1	Description of Securities	10-K	000-00261	4.1	12/6/2023
10.1	Form of Indemnification Agreement	10-Q	000-00261	10.5	5/6/2013
10.2 #	Management Security Plan(s) Trust Agreement	10-Q	000-00261	10.6	5/6/2013
10.3	Index Rate Change Letter Agreement, dated October 3, 2022, by and among Metropolitan Life Insurance Company, Alico, Inc., Alico Land Development, Inc., and Alico Fruit Company, LLC	10-K	000-00261	10.8	12/13/2022
10.4 †	First Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Alico, Inc., Alico Land Development, Inc., Alico-Agri, Ltd., Alico Plant World, L.L.C., Alico Fruit Company, LLC, Metropolitan Life Insurance Company, and New England Life Insurance Company	8-K	000-00261	10.1	12/5/2014
10.5	Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company, dated February 1, 2015	10-K	000-00261	10.31	12/10/2015
10.6	Second Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated August 12, 2015	10-K	000-00261	10.32	12/10/2015
10.7 †	Third Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated November 4, 2019	10-K	000-00261	10.26	12/5/2019

10.8	Fourth Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated October 2, 2019	10-K	000-00261	10.27	12/5/2019
10.9	Fifth Amendment to First Amended and Restated Credit Agreement and Amended and Restated Notes	8-K	000-00261	10.1	5/5/2021
10.10	Sixth Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company	10-K	000-00261	10.16	12/2/2024
10.11	Seventh Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated March 31, 2025.	8-K	000-00261	10.1	4/1/2025
10.12	Eighth Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated September 29, 2025.					*
10.13	Alico, Inc. Amended and Restated Stock Incentive Plan of 2015	8-K	000-00261	10.1	2/28/2025
10.14	Form of Nonqualified Stock Option Agreement	10-K	000-00261	10.52	12/7/2021
10.15	Form of Incentive Stock Option Agreement	10-K	000-00261	10.53	12/7/2021
10.16	Form of Restricted Stock Agreement	10-K	000-00261	10.54	12/7/2021
10.17	Second Amended and Restated Employment Agreement between Alico, Inc. and Mr. Kiernan, dated as of December 23, 2024	10-Q	000-00261	10.2	2/12/2025
10.18 #	Amended and Restated Annual Performance and Long-Term Bonus Agreement between Alico, Inc., and Mr. Kiernan, dated as of December 23, 2024	10-Q	000-00261	10.3	2/12/2025
10.19 #	Performance-Based Restricted Stock Unit Award Agreement between Alico, Inc., and Mr. Kiernan, dated as of December 23, 2024	10-Q	000-00261	10.4	2/12/2025
10.20 #	Employment Agreement by and between Alico, Inc. and Bradley Heine, effective August 16, 2023	8-K	000-00261	10.1	8/16/2023
10.21 #	Letter Agreement by and between Alico, Inc. and Bradley Heine, dated June 3, 2024	10-Q	000-00261	10.3	8/5/2024
10.22 #	James Sampel Offer letter, dated December 15, 2015	10-K	000-00261	10.29	12/2/2024
10.23 #	Letter Agreement by and between Alico, Inc. and James Sampel, dated May 28, 2024	10-Q	000-00261	10.2	8/5/2024
10.24 #	Employment Agreement by and between Alico, Inc. and Mitch Hutchcraft, effective May 28, 2024	10-Q	000-00261	10.1	8/5/2024
10.25 #	Letter Agreement by and between Alico, Inc. and Mitch Hutchcraft, dated July 18, 2025	10-Q	000-00261	10.2	8/12/2025
10.26	Locally Funded Agreement between the State of Florida Department of Transportation and Corkscrew Grove Stewardship District, dated October 27, 2025					*
19.1	Alico Insider Trading Compliance Policy	10-K	000-00261	19.1	12/2/2024
21.1	Subsidiaries of the Registrant	10-K	000-00261	21.0	12/13/2022
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	000-00261	97.1	12/6/2023

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(5). Alico, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

November 24, 2025	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

November 24, 2025	President and Chief Executive Officer (Principal Executive Officer)	/s/ John E. Kiernan
John E. Kiernan
November 24, 2025	Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Bradley Heine
Bradley Heine

November 24, 2025	Director, Chairman	/s/ George R. Brokaw
George R. Brokaw

November 24, 2025	Director	/s/ Benjamin D. Fishman
Benjamin D. Fishman

November 24, 2025	Director	/s/ Henry R. Slack
Henry R. Slack

November 24, 2025	Director	/s/ W. Andrew Krusen
W. Andrew Krusen

November 24, 2025	Director	/s/ Toby K. Purse
Toby K. Purse

November 24, 2025	Director	/s/ Katherine English
Katherine English

November 24, 2025	Director	/s/ Adam Putnam
Adam Putnam