Form 10-Q
period 2025-12-31
ALICO, INC.
filed 2026-02-04
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 7,656,646 shares of common stock outstanding at January 30, 2026.

ALICO, INC.
FORM 10-Q
For the three months ended December 31, 2025 and 2024
PART I
Item 1. Condensed Consolidated Financial Statements

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding our strategy and the Company’s Strategic Transformation, including workforce reductions, business plans and objectives, operating and financial outlook, future performance and results, the development of the Corkscrew Grove Villages and other real estate development activities, the disposition, leasing or sale of land, vehicles and equipment, including citrus-related assets, the provision of caretaking services for third-party acres, market conditions and demand, capital allocation including dividends and share repurchases, liquidity and compliance with financing arrangements (including minimum liquidity requirements and interest rates), expectations regarding income taxes, regulatory matters, litigation or other contingencies, and supply chain and other conditions affecting our operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “could,” “should,” “would,” “believes,” “expects,” “anticipates”, “estimates”, “projects,” “intends,” “plans” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: our ability to successfully develop and execute our strategic growth initiatives, including our Strategic Transformation and related workforce reduction, which may not achieve intended outcomes and may entail unintended consequences or additional costs; our planned shift in revenue mix toward real estate development and diversified farming operations and the risk that adverse events in these areas could disproportionately affect our business; the highly competitive nature of the land development and agricultural industries and our ability to maintain market share; our reputation and any harm thereto; the risk that any transaction intended to qualify as a Section 1031 Exchange is taxable or cannot be completed on a tax-deferred basis, and potential limitations on the use of our net operating loss carryforwards and other tax attributes; the possibility that significant corporate transactions do not achieve intended results or present unforeseen risks; sensitivity of our earnings to supply, demand and pricing for land sales, leasing and development activities and any remaining agricultural products; adverse weather conditions, natural disasters and other natural conditions (including hurricanes and tropical storms), and the effects of climate change or legal, regulatory or market measures to address climate change, particularly given our geographic concentration in Florida; Environmental, Social and Governance matters, including those related to our workforce and sustainability; changes in classification or valuation methods employed by county property appraisers that could materially increase our real estate taxes; compliance with environmental laws and potential liabilities from the use of fertilizers, pesticides, herbicides and other hazardous substances; our ability to attract, retain and develop key employees; material weaknesses and other deficiencies in our internal control over financial reporting; macroeconomic conditions, including inflation, armed conflicts and geopolitical instability, and pandemics or health crises; the increased costs of being a publicly traded company; system security risks, cybersecurity incidents, data protection breaches and systems integration issues, as well as compliance with complex and evolving privacy and data protection laws; pricing volatility and unpredictability for our agricultural products, risks of product contamination and product liability, water use regulations and other restrictions on access to water, and changes in immigration laws affecting labor availability; increases in commodity and input costs (including fuel and chemicals) and transportation risks; our significant indebtedness, our ability to generate sufficient cash flow to service our debt and comply with covenants (including exposure to variable interest rates), and our relationships with lenders; the volatility of our common stock price; and our ability to continue to pay or maintain cash dividends and the other factors described under the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Except as required by law, we do not undertake an obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

As used in this Quarterly Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Alico” refer to the operations of Alico, Inc. and its consolidated subsidiaries.

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2025	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,756	$38,128
Accounts receivable, net	1,520	1,014
Inventories	4,624	4,220
Income tax receivable	—	338
Assets held for sale	6,321	9,176
Prepaid expenses and other current assets	1,579	2,043
Total current assets	48,800	54,919
Restricted cash	762	762
Property and equipment, net	136,578	142,065
Goodwill	2,246	2,246
Other non-current assets	6,576	1,535
Total assets	$194,962	$201,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235	$403
Accrued liabilities	2,428	4,563
Current portion of long-term debt	250	250
Other current liabilities	479	527
Total current liabilities	3,392	5,743
Long-term debt, net	82,751	82,797
Lines of credit	2,500	2,500
Deferred income tax liabilities, net	1,855	2,455
Other liabilities	—	38
Total liabilities	90,498	93,533
Commitments and Contingencies - Note 13.
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,656,646 and 7,645,360 shares outstanding at December 31, 2025 and September 30, 2025, respectively	8,416	8,416
Additional paid in capital	20,495	20,410
Treasury stock, at cost, 759,499 and 770,785 shares held at December 31, 2025 and September 30, 2025, respectively	(25,822)	(26,185)
Retained earnings	96,527	100,391
Total Alico stockholders’ equity	99,616	103,032
Noncontrolling interest	4,848	4,962
Total stockholders’ equity	104,464	107,994
Total liabilities and stockholders’ equity	$194,962	$201,527

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2025	2024
Operating revenues:
Alico Citrus	$883	$16,326
Land Management and Other Operations	1,004	568
Total operating revenues	1,887	16,894
Operating expenses:
Alico Citrus	7,392	25,111
Land Management and Other Operations	49	21
Total operating expenses	7,441	25,132
Gross loss	(5,554)	(8,238)
General and administrative expenses	3,001	2,586
Loss from operations	(8,555)	(10,824)
Other income (expense), net:
Interest income	387	47
Interest expense	(965)	(898)
Gain on sale of property and equipment	4,940	—
Other income, net	—	244
Total other income (expense), net	4,362	(607)
Loss before income taxes	(4,193)	(11,431)
Income tax benefit	(598)	(2,180)
Net loss	(3,595)	(9,251)
Net loss attributable to noncontrolling interests	114	84
Net loss attributable to Alico, Inc. common stockholders	$(3,481)	$(9,167)
Per share information attributable to Alico, Inc. common stockholders:
Loss per common share:
Basic	$(0.45)	$(1.20)
Diluted	$(0.45)	$(1.20)
Weighted-average number of common shares outstanding:
Basic	7,652	7,633
Diluted	7,652	7,633

Cash dividends declared per common share	$0.05	$0.05

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

		For the Three Months Ended December 31, 2025

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares (1)	Amount
Balance at September 30, 2025	8,416	$8,416	$20,410	771	$(26,185)	$100,391	$103,032	$4,962	$107,994
Net loss	—	—	—	—	—	(3,481)	(3,481)	(114)	(3,595)
Dividends ($0.05/share)	—	—	—	—	—	(383)	(383)	—	(383)
Exercise of stock options	—	—	13	(8)	259	—	272	—	272
Stock-based compensation	—	—	72	(3)	104	—	176	—	176
Balance at December 31, 2025	8,416	$8,416	$20,495	759	$(25,822)	$96,527	$99,616	$4,848	$104,464
(1) - May not foot due to rounding.

		For the Three Months Ended December 31, 2024

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares (1)	Amount
Balance at September 30, 2024	8,416	$8,416	$20,184	788	$(26,694)	$249,253	$251,159	$5,136	$256,295
Net loss	—	—	—	—	—	(9,167)	(9,167)	(84)	(9,251)
Dividends ($0.05/share)	—	—	—	—	—	(382)	(382)	—	(382)
Stock-based compensation	—	—	42	(4)	137	—	179	—	179
Balance at December 31, 2024	8,416	$8,416	$20,226	783	$(26,557)	$239,704	$241,789	$5,052	$246,841
(1) - May not foot due to rounding.

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended December 31,
	2025	2024
Net cash used in operating activities
Net loss	$(3,595)	$(9,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	5,913	3,824
Amortization of debt issue costs	43	55
Gain on sale of property and equipment	(4,940)	—
Loss on disposal of long-lived assets	—	780
Inventory net realizable value adjustment	—	7,359
Deferred income tax (benefit) provision	(600)	(2,179)
Stock-based compensation expense	176	179
Other	(314)	(107)
Changes in operating assets and liabilities:
Accounts receivable	(506)	(7,831)
Inventories	(404)	1,911
Prepaid expenses	464	(153)
Income tax receivable	338	—
Other assets	—	(35)
Accounts payable and accrued liabilities	(2,276)	(2,199)
Other liabilities	232	50
Net cash used in operating activities	(5,469)	(7,597)

Cash flows from investing activities:
Purchases of property and equipment	(487)	(3,017)
Net proceeds from sale of property and equipment	7,829	—
Advance to Corkscrew Grove Stewardship District	(5,071)	—
Net cash provided by (used in) investing activities	2,271	(3,017)

Cash flows from financing activities:
Repayments on revolving lines of credit	—	(6,200)
Borrowings on revolving lines of credit	—	19,300
Principal payments on term loans	(63)	(352)
Exercise of stock options	272	—
Dividends paid	(383)	(382)
Net cash (used in) provided by financing activities	(174)	12,366

Net (decrease) increase in cash and cash equivalents and restricted cash	(3,372)	1,752
Cash and cash equivalents and restricted cash at beginning of the period	38,890	3,398

Cash and cash equivalents and restricted cash at end of the period	$35,518	$5,150

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$763	$655
Cash (received) paid for income taxes, net of refunds	$(349)	$—

Non-cash investing and financing activities:
Dividends declared but unpaid	$383	$382
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share and per acre amounts)
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 49,000 acres of land and approximately 44,350 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.
On January 6, 2025, the Company announced a Strategic Transformation (the “Strategic Transformation”) in the Company’s business focus, to wind down its Alico Citrus division, which holds the Company’s citrus production operations, to focus on a long-term diversified land usage and real estate development strategy. Due to increasing financial challenges from citrus greening disease and environmental factors for many seasons, the Company decided to not spend further material capital on its citrus operations and began to wind down substantially all of its Citrus’ primary operations after completion of the 2024-2025 harvest in April 2025.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which are referred to herein as the “Financial Statements”, of Alico have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, these Financial Statements do not include all of the disclosures required for complete annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, these Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the SEC on November 24, 2025 (the “2025 Annual Report on Form 10-K”).
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
Seasonality
The Company has historically been primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. The first and second quarters of Alico’s year produce most of the Company’s annual revenue. Working capital requirements are typically greater in the third and fourth quarters of the year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year ended September 30. As a result of the Strategic Transformation, we expect these seasonal patterns to diminish as we continue to wind down our Citrus operations.
Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are fully described in Note 2 – Summary of Significant Accounting Policies in our 2025 Annual Report on Form 10-K.
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
For the sale of fruit, the Company has identified one performance obligation, which is the delivery of fruit to the processing facility of the customer (or harvesting of the citrus in the case of fresh fruit) for each separate variety of fruit identified in the respective contract with the respective customer. For one contract, which has a market price mechanism, the Company initially recognizes revenue in an amount which is estimated based on contractual and market prices, if such market price falls within the range (known as “floor” and “ceiling” prices) identified in the specific respective contracts. Adjustments are made throughout the year to these estimates as more current relevant industry information becomes available. Differences between the estimates and the final realization of revenues at the close of the harvesting season can result in either an increase or decrease to reported revenues. Substantially all of the Company’s fruit sales contracts are based on fixed prices per pound solids.

(in thousands)	Three Months Ended December 31,
	2025	2024
Revenue recognized at a point-in-time	$1,466	$15,555
Revenue recognized over time	—	1,339
Total	$1,466	$16,894
As of December 31, 2025, and September 30, 2025, the Company had total receivables relating to sales of citrus of $591 and $575, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.
For grove management services, the Company has identified one performance obligation, which is the management of the third party’s groves. Grove management services include caretaking of the citrus groves, harvesting and hauling of citrus, management and coordination of citrus sales and other related activities. The Company is reimbursed for expenses incurred in the execution of its management duties and the Company receives a per acre management fee. The Company recognizes operating revenue, including a management fee, and corresponding operating expenses when such services are rendered and consumed. At December 31, 2024, there were no longer any material grove management agreements in effect.
The Company earns royalty revenue from granting rights to customers to extract rock and sand from its land. Royalties are variable based on a percentage of gross sales of materials excavated by the customer. These sales-based royalties are recognized at the point in time when the customer reports sales, in accordance with ASC 606’s royalty exception.
Leasing revenue
The Company is the lessor in various arrangements to lease land to third parties for the purpose of farming (including leases of our citrus groves) grazing and hunting. These leases meet the criteria for operating lease classification. Certain of the Company’s leases provide for reimbursement of Crop insurance or for revenue sharing of sublease income. For the three months ended December 31, 2025, the Company recognized lease income of $384 and variable lease income of $37 during the period. Lease income associated with these leases was not material during the three months ended December 31, 2024 and generally had a term of one year or less.

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2025 are summarized as follows. Certain of our leases include renewal options which could be exercised at the lessee’s discretion and are not included in the amounts in the table below.

(in thousands)	December 31, 2025
Fiscal 2026	$1,506
Fiscal 2027	1,710
Fiscal 2028	1,731
Fiscal 2029	1,632
Fiscal 2030	1,639
Thereafter	7,748
Total	$15,966
Disaggregated Revenue
Revenues disaggregated by significant products and services for the three months ended December 31, 2025 and 2024 are as follows:

(in thousands)	Three Months Ended December 31,
	2025	2024
Alico Citrus
Early and Mid-Season	$282	$14,929
Fresh Fruit and Other	588	626
Grove Management Services	13	771
Total	$883	$16,326

Land Management and Other Operations
Land and Other Leasing	$903	$479
Other	101	89
Total	$1,004	$568

Total Revenues	$1,887	$16,894
Cash and Cash Equivalents
The Company considers cash in banks and highly liquid instruments with an original maturity to the Company of three months or less to be cash and cash equivalents. At various times throughout the three months ended December 31, 2025 and year ended September 30, 2025, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Restricted Cash
Restricted cash of $762 and $762 at December 31, 2025 and September 30, 2025, respectively, represents Cash-Secured Irrevocable Standby Letters of Credit to secure certain contractual obligations.

(in thousands)	December 31, 2025	September 30, 2025

Cash and cash equivalents	$34,756	$38,128
Restricted cash	762	762
Cash and cash equivalents and restricted cash	$35,518	$38,890
.
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
The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts and estimated fair values (Level 2) of note receivable and debt instruments are as follows:

(in thousands)	December 31, 2025		September 30, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Other non-current assets
Note receivable from Corkscrew Grove Stewardship District	$5,071	$5,055	$—	$—
Corporate debt
Current portion of long-term debt	$250	$251	$250	$250
Long-term debt	$85,637	$81,923	$85,700	$81,668
As of December 31, 2025 and September 30, 2025 the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
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

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for the three months ended December 31, 2025 and 2024:

(in thousands)	Three Months Ended December 31,
	2025	2024
Weighted Average Common Shares Outstanding – Basic	7,652	7,633
Effect of dilutive securities – stock options and unrestricted stock	—	—
Weighted Average Common Shares Outstanding – Diluted	7,652	7,633
Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share. There were 27,000 stock options and 38,000 Market-based Restricted Stock Units (“MRSUs”), which were excluded from the calculation of dilutive securities at December 31, 2025 and 36,500 stock options and 38,000 MRSUs at December 31, 2024, as they were anti-dilutive.

Accounting for government grants
The Company recognizes government grants when there is reasonable assurance that: (1) the grant will be received and (2) all conditions will be met. For income-based grants, the Company recognizes the income on a systemic basis over the periods in which it recognizes as expense the related costs for which the grant was intended to compensate.
In the three months ended December 31, 2025 and 2024, the Company recognized no grant monies from the Citrus Research and Field Trial Foundation’s (“CRAFT”) program to assist citrus growers in the State of Florida using Oxytetracycline (“OTC”) and other approved therapies to combat the effect of “greening” of their citrus trees. At December 31, 2025 and September 30, 2025 grant monies of $383 and $425, respectively, were recognized as a component of Inventories on the Company’s Condensed Consolidated Balance Sheet. In addition, for the three months ended December 31, 2025 and 2024 $42 and $406, respectively, were recognized as a reduction of Operating expenses in the Company’s Condensed Consolidated Statement of Operations, as the fruit was sold, in order to align it to the period over which the expense related to the OTC treatments is recognized. These grant monies were received in exchange for providing certain historical data to the CRAFT Foundation about the Company’s citrus groves. The Company may continue, but is not obligated, to participate in future CRAFT programs on the effects of the use of OTC on its Citrus Trees, in the groves that will continue to produce oranges (see Note 1. Description of Business and Basis of Presentation for further information on the Company’s Strategic Transformation).

Concentrations
Accounts receivable from the Company’s major customer as of December 31, 2025 and September 30, 2025, and revenue from such customer for the three months ended December 31, 2025 and 2024, are as follows:

(in thousands)	Accounts Receivable		Revenue		% of Total Revenue
	December 31,	September 30,	Three Months Ended December 31,		Three Months Ended December 31,
	2025	2025	2025	2024	2025	2024
Tropicana	$—	$—	$—	$14,928	—%	88.4%
The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries.

In May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana and as such, they are no longer a customer of the Company. There were no other customers which represented a significant concentration of our revenue as of, or for the three months ended, December 31, 2025.

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
No impairment of long-lived assets was recognized during the three months ended December 31, 2025 or the three months ended December 31, 2024. As of December 31, 2025 and September 30, 2025, long-lived assets were comprised of property and equipment.
Segments
Operating segments are defined in the criteria established under ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by John E. Kiernan, the Company’s President and Chief Executive Officer and chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two reportable segments: (i) Alico Citrus and (ii) Land Management and Other Operations.
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
Variable Interest Entities

The Company has an interest in the Corkscrew Grove Stewardship District (the "CGSD"), a special district created by the Florida State Legislature on June 25, 2025 and responsible for the construction, operations and maintenance of community infrastructure within its boundaries. CGSD is a legal entity controlled by five board members consisting of Alico employees, including the Company’s Chief Executive Officer, John Kiernan, who is the Board Chairman of the CGSD. The CGSD is a Variable Interest Entity (“VIE”) which qualifies for a specific scope exception under ASC 810 and, therefore, is not subject to the VIE consolidation model. Accordingly, the financial results of the CGSD are not consolidated in the Company's financial statements.

On October 27, 2025, the CGSD, entered into a Locally Funded Agreement (the “CGSD Funding Agreement”) with the State of Florida Department of Transportation (“FDOT”). On October 24, 2025, the Company entered into a Funding Agreement with the CGSD to provide funding as necessary to fund the CGSD’s obligations related to the FDOT under the CGSD Funding Agreement including the accrual of interest at a rate of 5% on all funds provided under such agreement. The Company has no explicit arrangements to provide financial support to the CGSD beyond the agreed-upon budget funding agreement. On November 14, 2025, the Company provided funding of $5,071 to the CGSD, which was then paid to the FDOT to fund a wildlife-crossing planned as part of the Corkscrew Villages Project in eastern Collier County. The payment to the CGSD is reimbursable to the Company under the CGSD Funding Agreement and has been classified as a long-term receivable within Other non-current assets. Such repayment could come through a bond issuance or sale of the land to developers.

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
Noncontrolling Interest in Consolidated Subsidiary
The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net losses of $233 and $172 for the three months ended December 31, 2025 and 2024, respectively, of which 51% is attributable to the Company.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which amends Topic 740 primarily through enhanced disclosures about an entity’s tax risks and tax planning. The amendments are effective for public business entities in annual periods beginning after December 15, 2024, with early adoption permitted on a prospective or retrospective basis. ASU 2023-09 will become effective for us on October 1, 2025, for the year ended September 30, 2026. The Company expects to include certain additional income tax disclosures as a result of the adoption of this accounting pronouncement but it will not impact the Company's results of operations, financial condition or cash flows.
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
In December 2025, the FASB issued ASU 2025-10, “Disclosures by Business Entities about Government Assistance,” to address requests from investors for increased transparency about government grants. The amendments in this update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. ASU 2025-10 becomes effective for us on October 1, 2029, with early adoption permitted on a modified prospective, modified retrospective or a retrospective basis. The Company is currently evaluating the impact of the adoption of this accounting pronouncement.
In December 2025, the FASB issued ASU 2025-11, “Narrow Scope Improvements,” to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption is permitted. ASU 2025-11 becomes effective for us on October 1, 2028, with early adoption permitted on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of this accounting pronouncement.
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

Note 3. Inventories
Inventories consist of the following at December 31, 2025 and September 30, 2025:

(in thousands)	December 31, 2025	September 30, 2025

Unharvested fruit crop on the trees	$4,184	$3,859
Other	440	361
Total inventories	$4,624	$4,220
The Company records its inventory at the lower of cost or net realizable value.
For the three months ended December 31, 2025, the Company did not recognize an inventory adjustment. For the three months ended December 31, 2024, the Company recorded an inventory adjustment of $7,359, to reduce inventory to net realizable value within Operating expenses. The inventory adjustment during the three months ended December 31, 2024 was due to a lower than anticipated harvest of the Early and Mid-Season crop and a reduction in our estimate for the Valencia harvest, as a result of Hurricane Milton, which hit in October 2024.
Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at December 31, 2025 and September 30, 2025:

(in thousands)	Carrying Value
	December 31, 2025	September 30, 2025
Alico Citrus	6,321	9,176
Total assets held for sale	$6,321	$9,176

As of December 31, 2025, the Company had an agreement to sell approximately 2,950 acres of citrus land for $26,859 ($9,110 per acre), which was sold on January 14, 2026 (see Note 15. Subsequent Events).

During the three months ended December 31, 2025, the Company sold approximately 600 acres of land for $7,653, the proceeds of which will be used for general corporate purposes. No land was sold during the three months ended December 31, 2024.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at December 31, 2025 and September 30, 2025:

(in thousands)	December 31, 2025	September 30, 2025

Citrus trees	$49,957	$49,957
Equipment and other facilities	38,308	38,471
Buildings and improvements	5,344	5,343
Total depreciable properties	93,609	93,771
Less: accumulated depreciation and depletion	(70,640)	(64,828)
Net depreciable properties	22,969	28,943
Land and land improvements	113,609	113,122
Property and equipment, net	$136,578	$142,065

During the three months ended December 31, 2025 and 2024, the Company recorded a loss on the disposal of long-lived assets of zero and $780, respectively, which has been recognized within Operating expenses.
In December 2025, the Company entered into leases of certain of its previously retained groves in Polk County and the Citree grove through May 31, 2026, with the intent to enter a further extension of these leases. The decision to lease these groves constituted an impairment indicator and the Company performed an impairment analysis of its long-lived assets in these groves at December 15, 2025. The Company determined that the asset group for testing impairment is the grove level and includes the Citrus trees, Land, certain Equipment (principally irrigation related) and the Buildings and improvements within its citrus groves. This grouping is required as the cash flows from the sales of fruit cannot be specifically attributed to any of the individual components and the caretaking of the groves is interdependent on the existence of all assets in the asset group. This analysis was based on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations (such as the fruit harvest) through the harvest season. Based on the Company’s analysis, there was no indication of impairment.
As a result of these leases, the estimated useful life of the Company’s citrus trees has been impacted and their lives were changed to approximately 3.50 years, which is the anticipated end of the non-cancelable term of the lease extension the Company is negotiating. The change in lives resulted in a net reduction the Company’s depreciation on its trees and certain irrigation assets of approximately $205 for the three months ended December 31, 2025. The impact of the change in depreciable lives on net income for the three months ended December 31, 2025 was $176 and the impact on both Basic and Diluted earnings per share for the three months ended December 31, 2025 was income of $0.02 and $0.02, respectively.
Note 6. Accrued Liabilities
Accrued liabilities consist of the following at December 31, 2025 and September 30, 2025:

(in thousands)	December 31, 2025	September 30, 2025

Ad valorem taxes	$50	$1,770
Accrued employee wages and benefits	766	1,218
Accrued interest	708	550
Accrued dividends	383	382
Professional fees	521	643
Total accrued liabilities	$2,428	$4,563
Note 7. Restructure and Other Charges
In December 2025, the Company accrued for severance costs associated with an ongoing benefit arrangement, as described in ASC 712-10, Other Postemployment Benefits. (“ASC 712”) with four employees. As a result, during the three months ended December 31, 2025, the Company accrued severance costs of $309 for these employees within Operating expenses, when the Company determined that the liability was probable and estimable. All of these employees exited the Company in January 2026. No Restructure and Other Charges were recognized in the three months ended December 31, 2024.

Note 8. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization, at December 31, 2025 and September 30, 2025:

(in thousands)	Interest Rate	December 31, 2025	September 30, 2025
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	3.85%	$70,000	$70,000
Met Fixed-Rate Term Loan II	6.21%	$10,000	$10,000
Met Citree Term Loan	5.28%	3,387	3,450
Deferred financing fees		(386)	(403)
		83,001	83,047
Less current portion		250	250
Long-term debt		$82,751	$82,797
The following table summarizes the line of credit and related deferred financing costs, net of accumulated amortization at December 31, 2025 and September 30, 2025:

(in thousands)	December 31, 2025	September 30, 2025
Line of Credit:
RLOC	$2,500	$2,500
Deferred financing fees	(697)	(719)
Line of Credit	$1,803	$1,781
Interest costs expensed and capitalized were as follows:

(in thousands)	Three Months Ended December 31,
	2025	2024
Interest expense	$965	$898
Interest capitalized	53	301
Total	$1,018	$1,199
Debt
The Company’s credit facilities consist of fixed interest rate term loans (“Met Fixed-Rate Term Loans”) and a $95,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company (“Met”).
The term loans and RLOC are secured by real property consisting of approximately 40,428 gross acres of land.
The Met Fixed-Rate Term Loans and Fixed-Rate Term Loan II, are interest-only with a balloon payment at maturity on November 1, 2029 and May 1, 2034, respectively
The RLOC bears interest rate at SOFR plus 220 basis points (the "Amended SOFR Spread”), with a SOFR floor of 5.00% and a minimum balance of $2,500. The Amended SOFR Spread and SOFR floor are subject to adjustment by lender every two years beginning January 1, 2026 and every two years thereafter until maturity. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. At December 31, 2025 and September 30, 2025, $92,500 was available under the RLOC.
The variable interest rate on the Amended RLOC was 5.93% and 6.56% per annum as of December 31, 2025 and September 30, 2025, respectively.

The Company’s credit facilities contain restrictive covenants which requires the Company to maintain cash and cash equivalents in an amount equal to 1.5 multiplied by the cumulative sum of: i) the scheduled principal and interest payments due under the debt owed to Met, which may be due and payable during the immediately following twelve month period and ii) the projected interest payments due under the RLOC (the “Minimum Liquidity Requirement”). In addition, the Company must maintain Cash and cash equivalents and Current Assets less Current liabilities (“Working Capital”) in excess of the Minimum Liquidity Requirement. At December 31, 2025, the Minimum Liquidity Requirement was $5,831.
The credit agreement also includes a 50.0% Loan To Value Cap (the "LTV CAP") on the value of the term loans and RLOC capacity. At December 31, 2025, the Company was able to draw the available balance under the RLOC, while remaining under the LTV Cap.
As of December 31, 2025, the Company was in compliance with all of the financial covenants.
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
Note 9. Income Taxes
The Company’s effective tax rate for the three months ended December 31, 2025 was a benefit of 14.3%. The rate for the three months ended December 31, 2025 differed from the Federal Statutory rate of 21.0%, primarily due to a change in the valuation allowance. Based on both positive and negative evidence, management determined that it was not “more likely than not” that a portion of deferred tax assets will be realized. This conclusion is based upon an analysis of the Company's projected deferred tax assets and liabilities due to the expected cumulative three-year loss position during fiscal year ending September 30, 2026.
As the Company continues its strategic transformation, it has concluded that it cannot make a reasonable estimate of the annual effective tax rate due to an inability to reliably forecast the timing and implications of subsequent pending land lease agreements, principally depreciation expense (the Company’s most significant timing difference between its book and tax basis results), which will vary based on the noncancelable term, renewal options and likelihood of renewal of such options. Therefore, the valuation allowance analysis discussed above is based upon a projection of the Company's deferred tax position as of December 31, 2025.
The Company’s effective tax rate for the three months ended December 31, 2024 was a provision of 19.1%. The rate for the three months ended December 31, 2024 differed from the Federal Statutory rate of 21.0%, primarily due to a change in the valuation allowance. Based on both positive and negative evidence, management determined that it was not “more likely than not” the deferred tax assets will be realized. This is primarily due to the accelerated book depreciation on the citrus producing assets, which resulted in a cumulative three-year loss during fiscal year ending September 30, 2025.

Note 10. Segment Information
Segments
Our Chief Executive Officer, who is also our CODM, assesses performance and allocates resources based on the operating performance of two reportable segments: Alico Citrus and Land Management and Other Operations. The operating segments represent the primary components that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is regularly provided to the Company’s CODM. In identifying our reportable segments, the Company also considered the nature of services provided by our operating segments, economic characteristics in which the segments operate and other relevant factors.
Total revenues represent sales to unaffiliated customers, as reported in the Consolidated Statements of Operations. Goods and services produced by these segments are sold to wholesalers and processors in the United States who prepare the products for consumption. The Company's CODM evaluates the segments’ performance based on Revenues and Gross profit (loss) from operations.

Information by operating segment is as follows:

(in thousands)	Three Months Ended December 31,
	2025	2024
Revenues:
Alico Citrus	$883	$16,326
Land Management and Other Operations	1,004	568
Total operating revenues	$1,887	$16,894

Segment expenses:
Alico Citrus
Cost of Sales	$7,239	$20,508
Harvesting and Hauling	153	4,095
Fresh Fruit and other	—	50
Grove Management Services	—	458
Total Alico Citrus operating expenses	$7,392	$25,111

Land Management and Other Operations
Land and other leasing	$49	$17
Other	—	4
Total Land Management and Other Operations	$49	$21

Total operating expenses	$7,441	$25,132

Gross segment (loss) profit
Alico Citrus	$(6,509)	$(8,785)
Land Management and Other Operations	955	547
Total gross loss	$(5,554)	$(8,238)

Depreciation, depletion and amortization:
Alico Citrus	$5,870	$3,761
Land Management and Other Operations	28	22
Other Corporate Assets	15	41
Total depreciation, depletion and amortization	$5,913	$3,824

(in thousands)	December 31, 2025	September 30, 2025

Assets:
Alico Citrus	$97,763	$173,573
Land Management and Other Operations	95,665	26,263
Other Corporate Assets	1,534	1,691
Total Assets	$194,962	$201,527

The reconciliations of segment gross loss to consolidated loss before income taxes are as follows:

(in thousands)	Three Months Ended December 31,
	2025	2024
Alico Citrus	$(6,509)	$(8,785)
Land Management and Other Operations	955	547
Segment gross loss	(5,554)	(8,238)
General and administrative expenses	3,001	2,586
Loss from operations	(8,555)	(10,824)
Other income (expense), net:
Interest income	387	47
Interest expense	(965)	(898)
Gain on sale of property and equipment	4,940	—
Other income, net	—	244
Total other income (expense), net	4,362	(607)
Loss before income taxes	$(4,193)	$(11,431)
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
Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended December 31,
Operating lease components	2025	2024
Operating lease costs recorded in general and administrative expenses	$37	$37
The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

December 31, 2025
Weighted-average remaining lease term	0.7 years
Weighted-average discount rate	4.98%

Note 12. Stock-based Compensation
Effective January 27, 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”) which provides for up to 1,250,000 common shares available for issuance to provide a long-term incentive plan for officers, employees, directors and/or consultants to directly link incentives to stockholder value. The 2015 Plan was approved by the Company’s stockholders in February 2015. An amendment and restatement of the 2015 Plan was approved by the board of directors on December 17, 2024 and by shareholders on February 28, 2025 at the Company Annual Shareholders Meeting (the “Amended and Restated 2015 Plan”). The Amended and Restated 2015 Plan provides for grants to eligible participants in various forms including restricted shares of the Company’s common stock, restricted stock units and stock options. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service and/or performance conditions.
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
Stock Compensation – Board of Directors
The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was $110 and $119 for the three months ended December 31, 2025 and 2024, respectively.
Stock Compensation - Employees
Stock compensation expense related employee awards were $66 and $60 for the three months ended December 31, 2025, and 2024, respectively.
Restricted Stock Awards (“RSAs”)

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 1, 2025	8,750	$37.82
Vested	—	—
Outstanding at December 31, 2025 (a)	8,750	$37.82
a.These awards will vest on January 1, 2026 and the aggregate intrinsic value of RSAs expected to vest is $318.
There was $0 and $24 of total unrecognized stock compensation costs related to unvested RSAs at December 31, 2025 and September 30, 2025, respectively.
Stock Option Grants

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Vested & Outstanding - October 1, 2025	36,500	$33.74
Exercised	(8,000)	33.96
Forfeitures/expired	(1,500)	33.96
Vested and outstanding - December 31, 2025	27,000	$33.74	1.0	—

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

The earned MRSUs will then be subject to time-based vesting on September 30, 2027, subject to continued service through such date. Stock compensation expense will be recognized ratably over the term of the award. As of December 31, 2025, 5,000 MRSUs had been earned.
The assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s MRSUs on the grant date are as follows:

Expected volatility of stock price	33.14%
Risk-free interest rate	4.26%
Expected term of awards (years)	2.77
Dividend yield	0.76%
Grant date stock price	$26.15

Market-based Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 1, 2025	38,000	$12.32
Outstanding at December 31, 2025 (a)	38,000	$12.32
a.The weighted average remaining contractual term is 1.8 years and the aggregate intrinsic value of MRSUs expected to vest is $1,382.
As of December 31, 2025 and September 30, 2025, total unrecognized stock compensation costs for MRSUs was $296 and $338, respectively.
Forfeitures of RSAs, stock options and MRSUs are recognized as incurred.
Total stock-based compensation expense for the three months ended December 31, 2025 and 2024, was $176, and $179, respectively, which was recognized in general and administrative expense.
Note 13. Commitments and Contingencies
Legal Proceedings
From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial condition.

Note 14. Related Party Transactions
Corkscrew Grove Stewardship District
On November 14, 2025, the Company provided funding of $5,071 to the CGSD which was then paid to the FDOT to fund a wildlife-crossing planned as part of the Corkscrew Villages Project in eastern Collier County.
Note 15. Subsequent Events

On January 14, 2026, the Company sold approximately 2,950 acres of citrus land for $26,859 ($9,110 per acre) in gross proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes thereto and other information included elsewhere in this Quarterly Report, our 2025 Annual Report on Form 10-K, and in our other filings with the SEC. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including, but not limited to, those included our 2025 Annual Report on Form 10-K and other portions of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. In the following discussion and analysis, dollars are in thousands, except per share and per acre amounts.
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
For the three months ended December 31, 2025 and 2024, we generated operating revenue of $1,887 and $16,894, respectively, loss from operations of $8,555 and $10,824, respectively, and net loss attributable to common stockholders of $3,481 and $9,167, respectively. Net cash used in operating activities was $5,469 and $7,597 for the three months ended December 31, 2025 and 2024, respectively.
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
Our two segments are as follows:
•Alico Citrus includes activities related to planting, owning, cultivating and/or managing citrus groves to produce fruit for sale to fresh and processed citrus markets, including activities related to the purchase and resale of fruit and value-added services, which include contracting for the harvesting, marketing and hauling of citrus; and
•Land Management and Other Operations includes activities related to the leasing of our citrus groves, farming, grazing and hunting leasing, management and/or conservation of unimproved native pastureland and activities related to rock mining royalties and other insignificant lines of business. Also included are activities related to owning and/or leasing improved farmland. Improved farmland is acreage that has been converted, or is permitted to be converted, from native pasture and which may have various improvements including irrigation, drainage and roads.
Recent Developments

Land Sales
During the three months ended December 31, 2025, we sold approximately 600 acres of land for $7,653.

On January 14, 2026, we sold approximately 2,950 acres of citrus land for $26,859 ($9,110 per acre) in gross proceeds,

Condensed Consolidated Results of Operations
The following discussion provides an analysis of our results of operations for the three months ended December 31, 2025, as compared to 2024:

(in thousands)
	Three Months Ended December 31,		Change
	2025	2024	$	%
Operating revenues:
Alico Citrus	$883	$16,326	$(15,443)	(94.6)%
Land Management and Other Operations	1,004	568	436	76.8%
Total operating revenues	1,887	16,894	(15,007)	(88.8)%

Gross (loss) profit:
Alico Citrus	(6,509)	(8,785)	2,276	(25.9)%
Land Management and Other Operations	955	547	408	74.6%
Total gross (loss) profit	(5,554)	(8,238)	2,684	(32.6)%

General and administrative expenses	3,001	2,586	415	16.0%
Loss from operations	(8,555)	(10,824)	2,269	(21.0)%
Total other income (expense), net	4,362	(607)	4,969	(818.6%)
Loss before income taxes	(4,193)	(11,431)	7,238	(63.3)%
Income tax benefit	(598)	(2,180)	1,582	(72.6%)
Net loss	(3,595)	(9,251)	5,656	(61.1)%
Net loss attributable to noncontrolling interests	114	84	30	35.7%
Net loss attributable to Alico, Inc. common stockholders	$(3,481)	$(9,167)	$5,686	(62.0)%
Operating Revenue
The 88.8% decrease in operating revenue for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, was primarily due to our Strategic Transformation and decision to wind down our Citrus division to focus on a long-term diversified land usage and real estate development strategy, partially offset by an increase in rock and sand royalty, farming lease revenue and sod sales.
Operating Expenses
The decrease in operating expenses for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, was primarily driven by our decision to wind down our citrus operations and an inventory adjustment of $7,359, recognized in the three months ended December 31, 2024. See Note 3. Inventories to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
General and Administrative Expense
General and administrative expense increased $415 for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 due to an increase in contract labor and employee costs.

Other Income (Expense), net
Other income (expense), net for the three months ended December 31, 2025 increased $4,969, compared to the three months ended December 31, 2024, as a result of land sales.
Income Taxes
The decrease in the income tax benefit for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, of $1,582 was principally due to the pre-tax loss and adjusted for the change in the valuation allowance, which has been included in the annual effective tax rate computations. Based upon both positive and negative evidence, management determined that it was not "more likely than not" that a portion of deferred tax assets will be realized. This conclusion is based upon an analysis of the Company's deferred tax assets and liabilities due to the cumulative three-year loss position during fiscal year ending September 30, 2026.
The following discussion provides an analysis of our operating segments:
Alico Citrus

(in thousands, except per box and per pound solids data)

	Three Months Ended December 31,		Change
	2025	2024	Unit	%
Operating Revenues:
Early and Mid-Season	$282	$14,929	$(14,647)	(98.1)%
Fresh Fruit and Other	588	626	(38)	(6.1)%
Grove Management Services	13	771	(758)	(98.3)%
Total	$883	$16,326	$(15,443)	(94.6)%
Operating Expenses:
Cost of Sales	$7,239	$20,508	$(13,269)	(64.7)%
Harvesting and Hauling	153	4,095	(3,942)	(96.3)%
Fresh Fruit and Other	—	50	(50)	(100.0)%
Grove Management Services	—	458	(458)	(100.0)%
Total	$7,392	$25,111	$(17,719)	(70.6)%
Gross Loss	$(6,509)	$(8,785)	$2,276	(25.9)%
Components of Results of Operations for Alico Citrus Segment
We sell our Early and Mid-Season and Valencia oranges to orange juice processors. The processors generally buy the citrus crop on a pound solids basis, which is the measure of the soluble solids (sugars and acids) contained in one box of fruit. Our Fresh Fruit revenue is derived from sales to packing houses that purchase the citrus on a per box basis. We have historically provided citrus grove caretaking and harvest and haul management services to third parties from which revenues were recorded as Grove Management Services, including a management fee. Other revenues principally consist of the purchase and reselling of fruit.
Operating expenses for our Alico Citrus segment consist primarily of Cost of Sales, Harvesting and Hauling costs and Grove Management Service costs. Cost of Sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling costs represent the costs of bringing citrus product to processors and vary based upon the number of boxes produced. Grove Management Services costs include those costs associated with citrus grove caretaking and harvest and haul management services provided to third parties. As of December 31, 2024, there were no longer any material grove management agreements in effect. Other expenses include the period costs of third-party grove caretaking and the purchase and reselling of third-party fruit, which ceased after fiscal year 2025 as part of our Strategic Transformation.

Comparison of the Three Months Ended December 31, 2025 and 2024 for the Alico Citrus Segment
The 98.1% decrease in Early and Mid-Season revenue for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, was primarily due to our Strategic Transformation and decision to wind down our Citrus division to focus on a long-term diversified land usage and real estate development strategy.
For the three months ended December 31, 2025, we recognized a decrease in revenue from sales of Fresh Fruit and Other of $38, compared to the same period in the prior year, driven by a decrease in the amount of Fresh Fruit that was resold on behalf of grove owners, as we are no longer performing these services.
Revenue for the three months ended December 31, 2025 from the grove owners relating to Grove Management Services decreased 98.3% compared to the prior year period, principally due to the expiration of our grove management agreement on December 31, 2024.
For the three months ended December 31, 2025, we recognized a decrease in Cost of Sales of $13,269, compared to the same period in the prior year, which was driven by our decision to wind down our citrus operations and an inventory adjustment of $7,359, recognized in the three months ended December 31, 2024, as a result of Hurricane Milton which hit in October 2024.
For the three months ended December 31, 2025 Harvesting and Hauling expenses were down 96.3%, compared to the three months ended December 31, 2024 driven by our decision to wind down our citrus operations in fiscal year 2025 and as such harvesting significantly less fruit.
For the three month period ended December 31, 2025, Fresh Fruit and Other expenses decreased $50, as compared to the three months ended December 31, 2024, as we are no longer selling fruit for other grove owners, in fiscal year 2026.
There was a 100.0% decrease in operating expenses relating to grove management services for the three months ended December 31, 2025 and 2024. The decrease in Grove Management Services expenses was due to our grove management agreements. As of December 31, 2024, there were no longer any material grove management agreements in effect.
Land Management and Other Operations
The table below presents key operating measures for the three months ended December 31, 2025 and 2024 for the Land Management and Other Operations segment:

(in thousands)	Three Months Ended December 31,		Change
	2025	2024	$	%
Revenue From:
Land and Other Leasing	$903	$479	$424	88.5%
Other	101	89	12	13.5%
Total	$1,004	$568	$436	76.8%
Operating Expenses:
Land and Other Leasing	$49	$17	$32	188.2%
Other	—	4	(4)	(100.0)%
Total	$49	$21	$28	133.3%
Gross Profit	$955	$547	$408	74.6%
Components of Results of Operations for Land Management and Other Operations Segment
Land and Other Operations includes lease income from leases for grazing rights, hunting, farming, royalty agreements with third parties of aggregate miners, and other miscellaneous income.

Land and Other Operations operating expenses includes real estate, property taxes, general and administrative expenses including salaries, benefits and legal.
Comparison of the Three Months Ended December 31, 2025 and 2024 for the Land Management and Other Operations Segment
The 76.8% increase in revenues from Land Management and Other Operations for the three months ended December 31, 2025, as compared to the same period in the prior year, was primarily due to an increase in rock sand royalties, farming lease revenue and sod sales in the current period.
The increase in operating expenses from Land Management and Other Operations for the three months ended December 31, 2025 of $28, as compared to the three months ended December 31, 2024 is primarily due to sod sales which did not occur in the prior year period.
Seasonality
We have historically been primarily engaged in the production of fruit for sale to citrus markets, which is of a seasonal nature, and subject to the influence of natural phenomena and wide price fluctuations. The first and second quarters of Alico’s year produce most of our annual revenue. Working capital requirements are typically greater in the third and fourth quarters of the year, coinciding with harvesting cycles. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year ended September 30. As a result of the Strategic Transformation, we expect these seasonal patterns to diminish as we continue to wind down our Citrus operations.
Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	December 31, 2025	September 30, 2025	Change

Cash and cash equivalents	$34,756	$38,128	$(3,372)
Total current assets	$48,800	$54,919	$(6,119)
Total current liabilities	$3,392	$5,743	$(2,351)
Working capital	$45,408	$49,176	$(3,768)
Total assets	$194,962	$201,527	$(6,565)
Principal amount of term loans and lines of credit (a)	$85,887	$85,950	$(63)
Current ratio	14.39 to 1	9.56 to 1
Minimum Liquidity Requirement	$5,831	$5,858	$(27)
NM - Not meaningful
a - Excludes deferred financing costs
Sources and Uses of Liquidity and Capital

Our business has historically generated full fiscal year positive net cash flows from operating activities, although the net cash flow in the first quarter of each fiscal year has been negative because of seasonality and the associated need to expend cash in advance of generating revenues from the harvesting season. In January 2025, we announced a Strategic Transformation in our business focus, to wind down our Alico Citrus division, which holds our citrus production operations, to focus on a long-term diversified land usage and real estate development strategy. In May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana, terminating our agreement with them in its entirety following the fulfillment of all obligations under that agreement concerning the 2024/2025 Crop Year and all outstanding amounts had been settled by June 30, 2025. Sources of cash primarily include cash flows from operations, strategic sales of land and other assets, amounts available under our RLOC, and access to capital markets. Access to additional borrowings under our RLOC is subject to the satisfaction of customary borrowing conditions. As a public company, we may have access to other sources of capital. However, access to, and availability of, financing on acceptable terms in the future will be affected by many factors, including (i) financial condition, prospects, and credit rating; (ii) liquidity of the overall capital markets; and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms, or at all.

The principal uses of cash that affect our liquidity position have historically included the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, property taxes, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions. Our expected principal uses of cash that affect our liquidity position, in light of the Strategic Transformation and the fiscal year 2025 workforce reduction, are expected to include lower employee costs, lower costs of maintaining citrus groves and lower capital expenditures. In addition, on March 25, 2025, our Board approved a stock repurchase program authorizing us to repurchase up to $50.0 million shares of Common Stock, with the amount and timing of repurchases depending on market conditions and corporate needs.
During the fiscal year ended September 30, 2025, we recorded an additional valuation allowance against our deferred tax assets, which is recorded in the annual effective tax rate. We are required to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss expected to be incurred over a three-year period during the year ending September 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
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
Borrowing Facilities and Long-term Debt
We have a $95,000 RLOC, of which $92,500 was available for general use as of December 31, 2025 (see Note 8. Long-Term Debt and Lines of Credit to the accompanying Condensed Consolidated Financial Statements).
Our credit facilities are subject to a Minimum Liquidity Requirement of $5,831 and an LTV Cap of 50.0%. As of December 31, 2025, we were in compliance with all of the financial covenants and were able to draw the entire amount of the RLOC, less current borrowings, and remain under the LTV Cap.
The term loans and RLOC are secured by real property. The security for the term loans and RLOC as of the most recent amendment, consists of approximately 40,428 gross acres of land.
We may utilize available cash and proceeds from asset sales to pay down indebtedness, repurchase stock and for other corporate purposes, subject to market conditions and Board discretion. Any decision regarding share repurchases or dividends will depend on our cash flows, liquidity, credit facility covenants, and other factors, and there can be no assurance that additional financing will be available on acceptable terms, or at all.
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

Cash Flows
The components of our cash flows are discussed below.

(in thousands)	Three Months Ended December 31,		Change
	2025	2024
Net cash used in operating activities	$(5,469)	$(7,597)	$2,128
Net cash provided by (used in) investing activities	2,271	(3,017)	5,288
Net cash (used in) provided by financing activities	(174)	12,366	(12,540)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(3,372)	$1,752	$(5,124)
Net Cash Used In Operating Activities
The $2,128 decrease in Net cash used in operating activities was driven by lower operating expenses, partially offset by lower revenues, during the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, due to our Strategic Transformation which began in January 2025.
Net Cash Provided By (Used In) Investing Activities
The $5,288 increase in Net cash provided by (used in) investing activities for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, was principally the result of land sales in the three months ended December 31, 2025, partially offset by an advance of $5,071 to fund a wildlife-crossing planned as part of the Corkscrew Villages Project (see Note 2. Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for details).
Net Cash (Used In) Provided By Financing Activities
The $12,540 change in Net cash (used in) provided by financing activities for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, was primarily the result of there being no borrowings under the RLOC during the three months ended December 31, 2025.
Contractual Obligations
Our material cash requirements from known contractual and other obligations are described in the accompanying notes to the financial statements within Part I, Item 1 of this Quarterly Report. These include principal and interest payments on long-term debt as described in Note 8. Long-Term Debt and Lines of Credit and operating leases as described in Note 11. Leases to the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
See Note 1. Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a detailed description of recent accounting pronouncements. There have been no material changes to the Company’s Critical Accounting Policies and Estimates from those reflected in the Company’s 2025 Annual Report on Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as filed with the SEC on November 24, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the period covered by this Quarterly Report.
There were no issuer repurchases of the Company’s equity securities during the period covered by this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.
Item 5. Other Information
a)None.
b)None.
c)During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, dated February 17, 1972	10-K	00-000261	3.1	12/11/2017

3.2	Certificate of Amendment to Certificate of Incorporation, dated January 7, 1974	S-8	333-130575	4.2	12/21/2005

3.3	Amendment to Articles of Incorporation, dated January 14, 1987	S-8	333-130575	4.3	12/21/2005

3.4	Amendment to Articles of Incorporation, dated December 27, 1988	S-8	333-130575	4.4	12/21/2005

3.5	Third Amended and Restated Bylaws of Alico, Inc.	8-K	000-00261	3.1	12/15/2025

10.1	Locally Funded Agreement between the State of Florida Department of Transportation and Corkscrew Grove Stewardship District, dated October 27, 2025	10-K	000-00261	10.26	11/24/2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

February 4, 2026	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

February 4, 2026	By:	/s/ Bradley Heine
Bradley Heine
Chief Financial Officer
(Principal Financial and Accounting Officer)