Form 10-Q
period 2026-03-31
ALICO, INC.
filed 2026-05-11
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 7,416,327 shares of common stock outstanding at May 7, 2026.

ALICO, INC.
FORM 10-Q
For the three and six months ended March 31, 2026 and 2025
PART I
Item 1. Condensed Consolidated Financial Statements

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding our strategy and the Company’s Strategic Transformation, (including the wind-down of the Alico Citrus division and expected changes in seasonal revenue patterns), business plans and objectives, operating and financial outlook, future performance and results, the development of the Corkscrew Grove Villages and other real estate development activities, the sale or lease of land and citrus-related assets, the negotiation and extension of grove leases and related useful life estimates, the recoverability and impairment of long-lived assets, market conditions and demand, expectations regarding dividends and share repurchases, liquidity and the expected sufficiency of our capital resources, compliance with financing arrangements (including minimum liquidity requirements, interest rates and the Loan To Value Cap), expectations regarding income taxes, our obligations under the CGSD Funding Agreement and expectations regarding repayment, the expected impact of recently issued accounting pronouncements, and regulatory matters, litigation or other contingencies. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “could,” “should,” “would,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: our ability to successfully develop and execute our strategic growth initiatives, including our Strategic Transformation, which may not achieve intended outcomes and may entail unintended consequences or additional costs; our planned shift in revenue mix toward real estate development and diversified farming operations and the risk that adverse events in these areas could disproportionately affect our business; the highly competitive nature of the land development and agricultural industries and our ability to maintain market share; our reputation and any harm thereto; the risk that any transaction intended to qualify as a Section 1031 Exchange is taxable or cannot be completed on a tax-deferred basis, and potential limitations on the use of our net operating loss carryforwards and other tax attributes; the possibility that significant corporate transactions do not achieve intended results or present unforeseen risks; sensitivity of our earnings to supply, demand and pricing for land sales, leasing and development activities and any remaining agricultural products; adverse weather conditions, natural disasters and other natural conditions (including hurricanes and tropical storms), and the effects of climate change or legal, regulatory or market measures to address climate change, particularly given our geographic concentration in Florida; Environmental, Social and Governance matters, including those related to our workforce and sustainability; changes in classification or valuation methods employed by county property appraisers that could materially increase our real estate taxes; compliance with environmental laws; our ability to attract, retain and develop key employees; potential future material weaknesses and other deficiencies in our internal control over financial reporting; macroeconomic conditions, including inflation, armed conflicts and geopolitical instability, and pandemics or health crises; the increased costs of being a publicly traded company; system security risks, cybersecurity incidents, data protection breaches and systems integration issues, as well as compliance with complex and evolving privacy and data protection laws; pricing volatility and unpredictability for our agricultural products, risks of product contamination and product liability, water use regulations and other restrictions on access to water, and changes in immigration laws affecting labor availability; increases in commodity and input costs (including fuel and chemicals) and transportation risks; our significant indebtedness, our ability to generate sufficient cash flow to service our debt and comply with covenants (including exposure to variable interest rates), and our relationships with lenders; the volatility of our common stock price; and our ability to continue to pay or maintain cash dividends and the other factors described under the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the SEC on November 24, 2025. Except as required by law, we do not undertake an obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

As used in this Quarterly Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Alico” refer to the operations of Alico, Inc. and its consolidated subsidiaries.

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,879	$38,128
Accounts receivable, net	2,189	1,014
Inventories	1,480	4,220
Income tax receivable	—	338
Assets held for sale	—	9,176
Prepaid expenses and other current assets	1,667	2,043
Total current assets	58,215	54,919
Restricted cash	762	762
Property and equipment, net	132,050	142,065
Goodwill	2,246	2,246
Other non-current assets	6,584	1,535
Total assets	$199,857	$201,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,006	$403
Accrued liabilities	3,778	4,563
Current portion of long-term debt	250	250
Income tax payable	597	—
Other current liabilities	412	527
Total current liabilities	6,043	5,743
Long-term debt, net	82,708	82,797
Lines of credit	2,500	2,500
Deferred income tax liabilities, net	1,475	2,455
Other liabilities	—	38
Total liabilities	92,726	93,533
Commitments and Contingencies - Note 13.
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,451,988 and 7,645,360 shares outstanding at March 31, 2026 and September 30, 2025, respectively	8,416	8,416
Additional paid in capital	20,544	20,410
Treasury stock, at cost, 964,157 and 770,785 shares held at March 31, 2026 and September 30, 2025, respectively	(34,103)	(26,185)
Retained earnings	107,525	100,391
Total Alico stockholders’ equity	102,382	103,032
Noncontrolling interest	4,749	4,962
Total stockholders’ equity	107,131	107,994
Total liabilities and stockholders’ equity	$199,857	$201,527

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Operating revenues:
Alico Citrus	$3,791	$17,253	$4,674	$33,579
Land Management and Other Operations	1,549	727	2,553	1,295
Total operating revenues	5,340	17,980	7,227	34,874
Operating expenses:
Alico Citrus	8,894	167,607	16,286	192,718
Land Management and Other Operations	1,034	70	1,083	91
Total operating expenses	9,928	167,677	17,369	192,809
Gross loss	(4,588)	(149,697)	(10,142)	(157,935)
General and administrative expenses	3,233	3,388	6,234	5,974
Loss from operations	(7,821)	(153,085)	(16,376)	(163,909)
Other income, net:
Interest income	552	59	939	106
Interest expense	(959)	(1,159)	(1,924)	(2,057)
Gain on sale of property and equipment	19,729	15,847	24,669	15,847
Other income, net	(4)	11	(4)	255
Total other income, net	19,318	14,758	23,680	14,151
Income (loss) before income taxes	11,497	(138,327)	7,304	(149,758)
Income tax provision (benefit)	215	(26,894)	(383)	(29,074)
Net income (loss)	11,282	(111,433)	7,687	(120,684)
Net loss attributable to noncontrolling interests	99	48	213	132
Net income (loss) attributable to Alico, Inc. common stockholders	$11,381	$(111,385)	$7,900	$(120,552)
Per share information attributable to Alico, Inc. common stockholders:
income (loss) per common share:
Basic	$1.49	$(14.58)	$1.03	$(15.79)
Diluted	$1.49	$(14.58)	$1.03	$(15.79)
Weighted-average number of common shares outstanding:
Basic	7,626	7,637	7,639	7,635
Diluted	7,640	7,637	7,645	7,635

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

		For the Three Months Ended March 31, 2026

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	8,416	$8,416	$20,495	760	$(25,822)	$96,527	$99,616	$4,848	$104,464
Net income (loss)	—	—	—	—	—	11,381	11,381	(99)	11,282
Dividends ($0.05/share)	—	—	—	—	—	(383)	(383)	—	(383)
Purchases of common stock	—	—	—	207	(8,372)	—	(8,372)	—	(8,372)
Exercise of stock options	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	49	(3)	91	—	140	—	140
Balance at March 31, 2026	8,416	$8,416	$20,544	964	$(34,103)	$107,525	$102,382	$4,749	$107,131

		For the Three Months Ended March 31, 2025

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	8,416	$8,416	$20,226	783	$(26,557)	$239,704	$241,789	$5,052	$246,841
Net loss	—	—	—	—	—	(111,385)	(111,385)	(48)	(111,433)
Dividends ($0.05/share)	—	—	—	—	—	(382)	(382)	—	(382)
Stock-based compensation	—	—	48	(5)	137	—	185	—	185
Balance at March 31, 2025	8,416	$8,416	$20,274	778	$(26,420)	$127,937	$130,207	$5,004	$135,211

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

		For the Six Months Ended March 31, 2026

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares (1)	Amount
Balance at September 30, 2025	8,416	$8,416	$20,410	771	$(26,185)	$100,391	$103,032	$4,962	$107,994
Net income (loss)	—	—	—	—	—	7,900	7,900	(213)	7,687
Dividends ($0.10/share)	—	—	—	—	—	(766)	(766)	—	(766)
Purchases of common stock	—	—	—	207	(8,372)	—	(8,372)	—	(8,372)
Exercise of stock options	—	—	13	(8)	259	—	272	—	272
Stock-based compensation	—	—	121	(6)	195	—	316	—	316
Balance at March 31, 2026	8,416	$8,416	$20,544	964	$(34,103)	$107,525	$102,382	$4,749	$107,131
(1) - May not foot due to rounding.

		For the Six Months Ended March 31, 2025

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares (1)	Amount
Balance at September 30, 2024	8,416	$8,416	$20,184	788	$(26,694)	$249,253	$251,159	$5,136	$256,295
Net income (loss)	—	—	—	—	—	(120,552)	(120,552)	(132)	(120,684)
Dividends ($0.10/share)	—	—	—	—	—	(764)	(764)	—	(764)
Capital contribution received from noncontrolling interest	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	90	(9)	274	—	364	—	364
Balance at March 31, 2025	8,416	$8,416	$20,274	778	$(26,420)	$127,937	$130,207	$5,004	$135,211
(1) - May not foot due to rounding.

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended March 31,
	2026	2025
Net cash used in operating activities
Net income (loss)	$7,687	$(120,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	10,628	126,261
Amortization of debt issue costs	87	166
Gain on sale of property and equipment	(24,669)	(15,847)
Impairment of long-lived assets	—	24,966
Loss on disposal of long-lived assets	—	780
Inventory net realizable value adjustment	—	9,895
Deferred income tax benefit	(980)	(29,073)
Stock-based compensation expense	316	364
Other	(24)	(302)
Changes in operating assets and liabilities:
Accounts receivable	(1,456)	(9,202)
Inventories	2,740	12,942
Prepaid expenses	376	377
Income tax receivable	338	900
Other assets	(2)	(106)
Accounts payable and accrued liabilities	(224)	(2,457)
Income taxes payable	597	—
Other liabilities	(223)	449
Net cash used in operating activities	(4,809)	(571)

Cash flows from investing activities:
Purchases of property and equipment	(1,207)	(3,481)
Net proceeds from sale of property and equipment	34,829	18,874
Notes receivable	—	570
Advance to Corkscrew Grove Stewardship District	(5,071)	—
Net cash provided by investing activities	28,551	15,963

Cash flows from financing activities:
Repayments on revolving lines of credit	—	(21,200)
Borrowings on revolving lines of credit	—	19,300
Principal payments on term loans	(125)	(705)
Purchases of common stock	(8,372)	—
Exercise of stock options	272	—
Dividends paid	(766)	(764)
Net cash used in financing activities	(8,991)	(3,369)

Net increase in cash and cash equivalents and restricted cash	14,751	12,023
Cash and cash equivalents and restricted cash at beginning of the period	38,890	3,398

Cash and cash equivalents and restricted cash at end of the period	$53,641	$15,421

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$1,624	$1,792
Cash (received) paid for income taxes, net of refunds	$(349)	$(900)

Non-cash investing and financing activities:
Assets received in exchange for services	$348	$—
Dividends declared but unpaid	$383	$382
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share and per acre amounts)
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 46,000 acres of land and approximately 41,400 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The Company manages its land based upon its primary usage, and reviews its performance based upon two primary classifications: (i) Alico Citrus and (ii) Land Management and Other Operations. Financial results are presented based upon these two business segments.
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

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue recognized at a point-in-time	$4,286	$17,143	$5,752	$32,698
Revenue recognized over time	1,054	837	1,475	2,176
Total	$5,340	$17,980	$7,227	$34,874
As of March 31, 2026, and September 30, 2025, the Company had total receivables relating to sales of citrus of $1,666 and $575, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.
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
Leasing revenue
The Company is the lessor in various arrangements to lease land to third parties for the purpose of farming (including leases of our citrus groves) grazing and hunting. These leases meet the criteria for operating lease classification. Certain of the Company’s leases provide for reimbursement of Crop insurance or for revenue sharing of sublease income. For the three and six months ended March 31, 2026, the Company recognized lease income of $916 and $1,300, respectively, and variable lease income of $138 and $175, respectively, which is included in revenue recognized over time above. Lease income associated with these leases was not material during the three and six months ended March 31, 2025 and generally had a term of one year or less.

Minimum future base rental revenue on non-cancelable leases subsequent to March 31, 2026 are summarized as follows. Certain of our leases include renewal options which could be exercised at the lessee’s discretion and are not included in the amounts in the table below.

(in thousands)	March 31, 2026
Fiscal 2026	$860
Fiscal 2027	1,705
Fiscal 2028	1,726
Fiscal 2029	1,632
Fiscal 2030	1,639
Thereafter	7,748
Total	$15,310
Disaggregated Revenue
Revenues disaggregated by significant products and services for the three and six months ended March 31, 2026 and 2025 are as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Alico Citrus
Early and Mid-Season	$1,633	$648	$1,915	$15,577
Valencias	2,158	16,293	2,158	16,293
Fresh Fruit and Other	—	202	588	828
Grove Management Services	—	110	13	881
Total	$3,791	$17,253	$4,674	$33,579

Land Management and Other Operations
Land and Other Leasing	$1,415	$674	$2,318	$1,153
Other	134	53	235	142
Total	$1,549	$727	$2,553	$1,295

Total Revenues	$5,340	$17,980	$7,227	$34,874
Cash and Cash Equivalents
The Company considers cash in banks and highly liquid instruments with an original maturity to the Company of three months or less to be cash and cash equivalents. At various times throughout the six months ended March 31, 2026 and year ended September 30, 2025, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Restricted Cash
Restricted cash of $762 and $762 at March 31, 2026 and September 30, 2025, respectively, represents Cash-Secured Irrevocable Standby Letters of Credit to secure certain contractual obligations.

(in thousands)	March 31, 2026	September 30, 2025

Cash and cash equivalents	$52,879	$38,128
Restricted cash	762	762
Cash and cash equivalents and restricted cash	$53,641	$38,890
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
The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts and estimated fair values (Level 2) of note receivable and debt instruments are as follows:

(in thousands)	March 31, 2026		September 30, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Other non-current assets
Note receivable from Corkscrew Grove Stewardship District	$5,177	$5,067	$—	$—
Corporate debt
Current portion of long-term debt	$250	$249	$250	$250
Long-term debt	$85,575	$81,424	$85,700	$81,668
As of March 31, 2026 and September 30, 2025 the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
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

The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for the three and six months ended March 31, 2026 and 2025:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Weighted Average Common Shares Outstanding – Basic	7,626	7,637	7,639	7,635
Effect of dilutive securities – stock options and restricted stock units	15	—	6	—
Weighted Average Common Shares Outstanding – Diluted	7,640	7,637	7,645	7,635
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
In the six months ended March 31, 2026 and 2025, the Company recognized no grant monies from the Citrus Research and Field Trial Foundation’s (“CRAFT”) program to assist citrus growers in the State of Florida using Oxytetracycline (“OTC”) and other approved therapies to combat the effect of “greening” of their citrus trees. At March 31, 2026 and September 30, 2025 grant monies of $128 and $425, respectively, were recognized as a component of Inventories on the Company’s Condensed Consolidated Balance Sheet. In addition, for the six months ended March 31, 2026 and 2025 $297 and $959, respectively, were recognized as a reduction of Operating expenses in the Company’s Condensed Consolidated Statement of Operations, as the fruit was sold, in order to align it to the period over which the expense related to the OTC treatments is recognized. These grant monies were received in exchange for providing certain historical data to the CRAFT Foundation about the Company’s citrus groves. The Company may continue, but is not obligated, to participate in future CRAFT programs on the effects of the use of OTC on its Citrus Trees, in the groves that will continue to produce oranges (see Note 1. Description of Business and Basis of Presentation for further information on the Company’s Strategic Transformation).

Concentrations
Accounts receivable from the Company’s major customer as of March 31, 2026 and September 30, 2025, and revenue from such customer for the six months ended March 31, 2026 and 2025, are as follows:

(in thousands)	Accounts Receivable		Revenue		% of Total Revenue
	March 31,	September 30,	Six Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Tropicana	$—	$—	$—	$31,263	—%	89.6%
The citrus industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply and market price fluctuations. Market prices are highly sensitive to aggregate domestic and foreign crop sizes, as well as factors including, but not limited to, weather and competition from foreign countries. As of March 31, 2026 and September 30, 2025, the Company had an allowance for uncollectible accounts of $239 and $60, respectively.

In May 2025, we entered into a Mutual Contract Termination Agreement with Tropicana and as such, they are no longer a customer of the Company. There were no other customers which represented a significant concentration of our revenue as of, or for the six months ended, March 31, 2026.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico’s cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. The Company has determined that the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets is the Grove level and includes, its Citrus Trees, Land, certain equipment (principally irrigation related) and the Buildings and improvements within its citrus groves, which are used together to generate cash flows from fruit for sales to its customers. For the six months ended March 31, 2025, the Company recognized an impairment of its long lived assets at one of its groves, as well as its young trees, which were not yet being depreciated, of $24,966, which was recorded within Operating expenses in its Alico Citrus Segment. The fair value of the assets which were determined to be impaired were based primarily on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations (such as the fruit harvest and crop insurance proceeds) through the third quarter ended June 30, 2025.
No impairment of long-lived assets was recognized during the three and six months ended March 31, 2026. As of March 31, 2026 and September 30, 2025, long-lived assets were comprised of property and equipment.
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
Noncontrolling Interest in Consolidated Subsidiary
The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net losses of $202 and $98 for the three months ended March 31, 2026 and 2025, respectively, and net losses of $435 and $270 for the six months ended March 31, 2026 and 2025, respectively, of which 51% is attributable to the Company.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which amends Topic 740 primarily through enhanced disclosures about an entity’s tax risks and tax planning. The amendments are effective for public business entities in annual periods beginning after December 15, 2024, with early adoption permitted on a prospective or retrospective basis. ASU 2023-09 became effective for us on October 1, 2025, for the year ended September 30, 2026. The Company expects to include certain additional income tax disclosures as a result of the adoption of this accounting pronouncement but it will not impact the Company's results of operations, financial condition or cash flows.
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

Note 3. Inventories
Inventories consist of the following at March 31, 2026 and September 30, 2025:

(in thousands)	March 31, 2026	September 30, 2025

Unharvested fruit crop on the trees	$1,244	$3,859
Other	236	361
Total inventories	$1,480	$4,220
The Company records its inventory at the lower of cost or net realizable value.
For the six months ended March 31, 2026, the Company did not recognize an inventory adjustment. For the six months ended March 31, 2025, the Company recorded an inventory adjustment of $9,895, to reduce inventory to net realizable value within Operating expenses. The inventory adjustment during the six months ended March 31, 2025 was due to a lower than anticipated harvest of the Early and Mid-Season crop and a reduction in our estimate for the Valencia harvest, as a result of Hurricane Milton, which hit in October 2024.
Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at March 31, 2026 and September 30, 2025:

(in thousands)	Carrying Value
	March 31, 2026	September 30, 2025
Alico Citrus	—	9,176
Total assets held for sale	$—	$9,176

During the three and six months ended March 31, 2026, the Company sold approximately 2,950 acres of land for $26,859 and 3,546 acres of land for $34,611 in gross proceeds, respectively, which will be used for general corporate purposes.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at March 31, 2026 and September 30, 2025:

(in thousands)	March 31, 2026	September 30, 2025

Citrus trees	$49,957	$49,957
Equipment and other facilities	37,037	38,471
Buildings and improvements	5,590	5,343
Total depreciable properties	92,584	93,771
Less: accumulated depreciation and depletion	(74,616)	(64,828)
Net depreciable properties	17,968	28,943
Land and land improvements	114,082	113,122
Property and equipment, net	$132,050	$142,065
During the six months ended March 31, 2026 and 2025, the Company recorded a loss on the disposal of long-lived assets of zero and $780, respectively, which has been recognized within Operating expenses.
In fiscal year 2026, the Company entered into leases of certain of its previously retained groves in Polk County and the Citree grove through May 31, 2026, with the intent to enter a further extension of these leases. The decision to lease these groves constituted an impairment indicator and the Company performed an impairment analysis of its long-lived assets in these groves at December 15, 2025. The Company determined that the asset group for testing impairment is the grove level and includes the Citrus trees, Land, certain Equipment (principally irrigation related) and the Buildings and improvements within its citrus groves. This grouping is required as the cash flows from the sales of fruit cannot be specifically attributed to any of the individual components and the caretaking of the groves is interdependent on the existence of all assets in the asset group. This analysis was based on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations (such as the fruit harvest) through the harvest season. Based on the Company’s analysis, there was no indication of impairment.
As a result of these leases, the estimated useful life of the Company’s citrus trees has been impacted and their lives were changed to approximately 3.50 years, which is the anticipated end of the non-cancelable term of the lease extension the Company is negotiating. The change in lives resulted in a net reduction in the Company’s depreciation on its trees and certain irrigation assets of approximately $1,270 and $1,475 for the three and six months ended March 31, 2026, respectively, and the impact of the change in depreciable lives on net income for the three and six months ended March 31, 2026 was an increase of $1,246 and $1,398, respectively. The impact on Basic earnings per share for the three and six months ended March 31, 2026 was an increase of $0.16 and $0.18, respectively, and on Diluted earnings per share for the three and six months ended March 31, 2026 was an increase of $0.16 and $0.18, respectively.
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
Furthermore, the estimated useful life of the Company’s citrus trees had been impacted and their lives were changed to a range of four to sixteen months depending upon whether the trees will be abandoned at the end of the Fiscal Year 2025 harvest season or if they are either being retained or leased for another year, which is expected to conclude in April 2026, respectively. The Company recognized accelerated depreciation on its trees and certain of its other fixed assets of approximately $119,266. Citree was not impacted by the Strategic Transformation and as such no change in estimated useful life was deemed necessary. The impact of the accelerated depreciation on the net loss for both the three and six months ended March 31, 2025 was $96,128 and the impact on both Basic and Diluted earnings per share for both the three and six months ended March 31, 2025 was a loss of $12.59.
Note 6. Accrued Liabilities
Accrued liabilities consist of the following at March 31, 2026 and September 30, 2025:

(in thousands)	March 31, 2026	September 30, 2025

Ad valorem taxes	$540	$1,770
Accrued employee wages and benefits	1,566	1,218
Accrued interest	763	550
Accrued dividends	383	382
Professional fees	477	643
Other accrued liabilities	49	—
Total accrued liabilities	$3,778	$4,563

Note 7. Restructure and Other Charges
During the three and six months ended March 31, 2026, the Company accrued for severance costs principally consisting of salary continuation and health benefits for six employees. As these employees are covered under the Company’s pre-existing, ongoing severance policy, the associated termination benefits are accounted for under ASC 712-10, Other Post Employment Benefits. As a result, during the three and six months ended March 31, 2026, respectively, the Company accrued severance costs for these employees of $162 and $471, respectively, when the Company determined that the liability was probable and estimable. All of these employees exited the Company by March 31, 2026.
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
These Restructure and other charges were incurred in the Company’s Citrus Segment with Personnel costs of $2,111 and $109 being recognized in Operating expenses and General and administrative expenses during the three and six months ended March 31, 2025, respectively, and Other costs of $285, principally representing legal costs, recognized in General and administrative expense during the three and six months ended March 31, 2025 (see Note 5. Property and Equipment, Net for information on the Asset Impairment).
As of March 31, 2025, the Company accrued for the Personnel and Other restructure expenses within Accrued expenses and incurred an additional $133 in personnel related costs in connection with the restructuring plan in the fiscal year.
Note 8. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization, at March 31, 2026 and September 30, 2025:

(in thousands)	Interest Rate	March 31, 2026	September 30, 2025
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	3.85%	$70,000	$70,000
Met Fixed-Rate Term Loan II	6.21%	10,000	10,000
Met Citree Term Loan	5.28%	3,325	3,450
Deferred financing fees		(367)	(403)
		82,958	83,047
Less current portion		250	250
Long-term debt		$82,708	$82,797

The following table summarizes the line of credit and related deferred financing costs, net of accumulated amortization at March 31, 2026 and September 30, 2025:

(in thousands)	March 31, 2026	September 30, 2025
Line of Credit:
RLOC	$2,500	$2,500
Deferred financing fees	(676)	(719)
Line of Credit	$1,824	$1,781
Interest costs expensed and capitalized were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Interest expense	$959	$1,159	$1,924	$2,057
Interest capitalized	54	27	107	328
Total	$1,013	$1,186	$2,031	$2,385
Debt
The Company’s credit facilities consist of fixed interest rate term loans (“Met Fixed-Rate Term Loans”) and a $95,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company (“Met”).
The term loans and RLOC are secured by real property consisting of approximately 40,263 gross acres of land.
The Met Fixed-Rate Term Loans and Fixed-Rate Term Loan II, are interest-only with a balloon payment at maturity on November 1, 2029 and May 1, 2034, respectively.
The RLOC bears interest rate at SOFR plus 220 basis points (the "Amended SOFR Spread”), with a SOFR floor of 5.00% and a minimum balance of $2,500. The Amended SOFR Spread and SOFR floor are subject to adjustment by lender every two years beginning January 1, 2026 and every two years thereafter until maturity. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. At March 31, 2026 and September 30, 2025, $92,500 was available under the RLOC.
The variable interest rate on the Amended RLOC was 5.88% and 6.56% per annum as of March 31, 2026 and September 30, 2025, respectively.
The Company’s credit facilities contain restrictive covenants which requires the Company to maintain cash and cash equivalents in an amount equal to 1.5 multiplied by the cumulative sum of: i) the scheduled principal and interest payments due under the debt owed to Met, which may be due and payable during the immediately following twelve month period and ii) the projected interest payments due under the RLOC (the “Minimum Liquidity Requirement”). In addition, the Company must maintain Cash and cash equivalents and Current Assets less Current liabilities (“Working Capital”) in excess of the Minimum Liquidity Requirement. At March 31, 2026, the Minimum Liquidity Requirement was $5,824.
The credit agreement also includes a 50.0% Loan To Value Cap (the "LTV CAP") on the value of the term loans and RLOC capacity. At March 31, 2026, the Company was able to draw the available balance under the RLOC, while remaining under the LTV Cap.
As of March 31, 2026, the Company was in compliance with all of the financial covenants.
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
Note 9. Income Taxes
Our effective tax rate for the three and six months ended March 31, 2026 was a provision of 1.9% and a (benefit) of (5.2)%, respectively. The rate for the three and six months ended March 31, 2026 differed from the Federal Statutory rate of 21.0%, primarily due to a change in the valuation allowance. Based on both positive and negative evidence, management determined that it was not “more likely than not” that a portion of deferred tax assets will be realized. This conclusion is based upon an analysis of the Company's deferred tax assets and liabilities due to the cumulative three-year loss position at March 31, 2026.
As the Company continues its strategic transformation, it has concluded that it cannot make a reasonable estimate of the annual effective tax rate due to an inability to reliably forecast the timing and implications of subsequent pending land lease agreements, principally depreciation expense (the Company’s most significant timing difference between its book and tax basis results), which will vary based on the noncancelable term, renewal options and likelihood of renewal of such options. Therefore, the valuation allowance analysis discussed above is based upon the Company's deferred tax position as of March 31, 2026.
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

Information by operating segment is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues:
Alico Citrus	$3,791	$17,253	$4,674	$33,579
Land Management and Other Operations	1,549	727	2,553	1,295
Total operating revenues	$5,340	$17,980	$7,227	$34,874

Segment expenses:
Alico Citrus
Cost of Sales	$8,752	$167,106	$15,991	$187,614
Harvesting and Hauling	142	4,410	295	8,505
Fresh Fruit and other	—	(3,902)	—	(3,852)
Grove Management Services	—	(7)	—	451
Total Alico Citrus operating expenses	$8,894	$167,607	$16,286	$192,718

Land Management and Other Operations
Land and other leasing	$1,030	$70	$1,079	$87
Other	4	—	4	4
Total Land Management and Other Operations	$1,034	$70	$1,083	$91

Total operating expenses	$9,928	$167,677	$17,369	$192,809

Gross segment (loss) profit
Alico Citrus	$(5,103)	$(150,354)	$(11,612)	$(159,139)
Land Management and Other Operations	515	657	1,470	1,204
Total gross loss	$(4,588)	$(149,697)	$(10,142)	$(157,935)

Depreciation, depletion and amortization:
Alico Citrus	$4,466	$121,941	$10,336	$125,702
Land Management and Other Operations	235	22	263	44
Other Corporate Assets	14	474	29	515
Total depreciation, depletion and amortization	$4,715	$122,437	$10,628	$126,261

(in thousands)	March 31, 2026	September 30, 2025

Assets:
Alico Citrus	$97,886	$173,573
Land Management and Other Operations	100,065	26,263
Other Corporate Assets	1,906	1,691
Total Assets	$199,857	$201,527
The reconciliations of segment gross income (loss) to consolidated loss before income taxes are as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Alico Citrus	$(5,103)	$(150,354)	$(11,612)	$(159,139)
Land Management and Other Operations	515	657	1,470	1,204
Segment gross loss	(4,588)	(149,697)	(10,142)	(157,935)
General and administrative expenses	3,233	3,388	6,234	5,974
Loss from operations	(7,821)	(153,085)	(16,376)	(163,909)
Other income, net:
Interest income	552	59	939	106
Interest expense	(959)	(1,159)	(1,924)	(2,057)
Gain on sale of property and equipment	19,729	15,847	24,669	15,847
Other income, net	(4)	11	(4)	255
Total other income, net	19,318	14,758	23,680	14,151
Income (loss) before income taxes	$11,497	$(138,327)	$7,304	$(149,758)
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

Our operating leases cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
Operating lease components	2026	2025	2026	2025
Operating lease costs recorded in general and administrative expenses	$37	$37	$74	$74
The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

March 31, 2026
Weighted-average remaining lease term	0.4 years
Weighted-average discount rate	4.31%
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
Stock Compensation – Board of Directors
The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was $98 and $208 for the three and six months ended March 31, 2026, respectively, and $119 and $238 for the three and six months ended March 31, 2025, respectively.
Stock Compensation - Employees
Stock compensation expense related employee awards were $42 and $108 for the three and six months ended March 31, 2026, respectively, and $66 and $126 for the three and six months ended March 31, 2025, respectively.
Restricted Stock Awards (“RSAs”)

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 1, 2025	8,750	$37.82
Vested	(8,750)	(37.82)
Outstanding at March 31, 2026	—	$—

Stock Option Grants

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Vested & Outstanding - October 1, 2025	36,500	$33.74
Exercised	(8,000)	33.96
Forfeitures/expired	(1,500)	33.96
Vested and outstanding - March 31, 2026	27,000	$33.66	0.8	1,114
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

The earned MRSUs will then be subject to time-based vesting on September 30, 2027, subject to continued service through such date. Stock compensation expense will be recognized ratably over the term of the award. As of March 31, 2026, 17,500 MRSUs had been earned.
The assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s MRSUs on the grant date are as follows:

Expected volatility of stock price	33.14%
Risk-free interest rate	4.26%
Expected term of awards (years)	2.77
Dividend yield	0.76%
Grant date stock price	$26.15

Market-based Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 1, 2025	38,000	$12.32
Outstanding at March 31, 2026	38,000	$12.32
a.The weighted average remaining contractual term is 1.5 years and the aggregate intrinsic value of MRSUs expected to vest is $1,568.
As of March 31, 2026 and September 30, 2025, total unrecognized stock compensation costs for MRSUs was $253 and $338, respectively.
Forfeitures of RSAs, stock options and MRSUs are recognized as incurred.
Total stock-based compensation expense for the three and six months ended March 31, 2026, which was recognized in general and administrative expense, was $140 and $316, respectively, and $185 and $364 for the three and six months ended March 31, 2025, respectively.

Note 13. Commitments and Contingencies
Legal Proceedings
From time to time, Alico may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no current legal proceedings to which the Company is a party or of which any of its property is subject that it believes will have a material adverse effect on its financial condition.
Note 14. Related Party Transactions
Corkscrew Grove Stewardship District
On November 14, 2025, the Company provided funding of $5,071 to the CGSD which was then paid to the FDOT to fund a wildlife-crossing planned as part of the Corkscrew Villages Project in eastern Collier County (see Note 2. Summary of Significant Accounting Policies for further information).
Note 15. Subsequent Events
In April 2026, the Company repurchased 38,059 shares of stock at a weighted average price of $42.87 for $1,631, bringing its Fiscal Year 2026 repurchases to 245,399 shares at a weighted average price of $40.76, for $10,003.

On April 28, 2026, and consistent with Alico’s project schedule for the Corkscrew Grove property, the Collier County Board of County Commissioners voted unanimously to approve the Stewardship Receiving Area (SRA) for the Corkscrew Grove East Village, as well as the companion Stewardship Sending Area (SSA) 22. Refer to Recent Developments in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

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
For the three months ended March 31, 2026 and 2025, we generated operating revenue of $5,340 and $17,980, respectively, net income (loss) from operations of $7,821 and $(153,085), respectively, and net income (loss) attributable to common stockholders of $11,381 and $(111,385), respectively. Net cash used in operating activities was $4,809 and $571 for the six months ended March 31, 2026 and 2025, respectively.
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
For the three months ended March 31, 2026 and 2025, the Alico Citrus segment generated 71.0% and 96.0%, respectively, of our consolidated revenues and the Land Management and Other Operations segment generated 29.0% and 4.0%, respectively, of our consolidated revenues.

Recent Developments

Corkscrew Grove Villages

In March 2026, the Company received a recommendation of approval of the creation of the East Village Stewardship Receiving Area from the Collier County Staff and the unanimous recommendation of approval from the Planning Commission. On April 28, 2026, and consistent with Alico’s project schedule for the Corkscrew Grove property, the Collier County Board of County Commissioners voted unanimously to approve the Stewardship Receiving Area (SRA) for the Corkscrew Grove East Village, as well as the companion Stewardship Sending Area (SSA) 22. This significant local approval includes the following:

1. The SRA meets the Suitability Criteria of the Collier County Land Development Code
2. That the East Village is 1,446.59 acres
3. That future development may include up to:
a.238,606 gross square feet of neighborhood scaled retail and office uses
b.A maximum of 100,000 square feet of indoor self-storage,
c.A minimum of 45,000 gross square feet of civic, government, and institution uses
d.A maximum of 4,502 dwelling units, which include 362 affordable housing units
e.The dwelling units will include a diversity of housing types, with a minimum of 10% of units being multi-family
4. That a Stewardship Sending Area Agreement is approved for SSA 22, containing 1,295.4 acres.

Consistent with our entitlement program for the Corkscrew Grove property in Collier County, the Corkscrew Grove Villages development plan continues progressing towards the issuance of a Conceptual Environmental Resource Permit by South Florida Water Management District (SFWMD), and a 404/Dredge and Fill permit by the US Army Corps of Engineers (ACOE). Information regarding the project and its progress towards key milestones will be documented in future SEC filings, and reflected on our project website - https://corkscrewgrovecollier.com/.

Land Sales
During the three months ended March 31, 2026, we sold approximately 2,950 acres of land for $26,859 ($9,110 per acre) in gross proceeds.
Purchases of Common Stock

During the three months ended March 31, 2026, the Company repurchased 207,340 shares of stock, at a weighted average price per share of $40.38, for $8,372. In April 2026, the Company repurchased 38,059 shares of stock at a weighted average price of $42.87 for $1,631, bringing its Fiscal Year 2026 repurchases to 245,399 shares at a weighted average price of $40.76, for $10,003.

Condensed Consolidated Results of Operations
The following discussion provides an analysis of our results of operations for the three and six months ended March 31, 2026, as compared to 2025:

(in thousands)
	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Operating revenues:
Alico Citrus	$3,791	$17,253	$(13,462)	(78.0)%	$4,674	$33,579	$(28,905)	(86.1)%
Land Management and Other Operations	1,549	727	822	113.1%	2,553	1,295	1,258	97.1%
Total operating revenues	5,340	17,980	(12,640)	(70.3)%	7,227	34,874	(27,647)	(79.3)%

Gross (loss) income
Alico Citrus	(5,103)	(150,354)	145,251	(96.6)%	(11,612)	(159,139)	147,527	(92.7)%
Land Management and Other Operations	515	657	(142)	(21.6)%	1,470	1,204	266	22.1%
Total gross loss	(4,588)	(149,697)	145,109	(96.9)%	(10,142)	(157,935)	147,793	(93.6)%

General and administrative expenses	3,233	3,388	(155)	(4.6)%	6,234	5,974	260	4.4%
Loss from operations	(7,821)	(153,085)	145,264	(94.9)%	(16,376)	(163,909)	147,533	(90.0)%
Total other income, net	19,318	14,758	4,560	30.9%	23,680	14,151	9,529	67.3%
Income (loss) before income taxes	11,497	(138,327)	149,824	(108.3)%	7,304	(149,758)	157,062	(104.9)%
Income tax provision (benefit)	215	(26,894)	27,109	(100.8)%	(383)	(29,074)	28,691	(98.7)%
Net income (loss)	11,282	(111,433)	122,715	(110.1)%	7,687	(120,684)	128,371	(106.4)%
Net loss attributable to noncontrolling interests	99	48	51	106.3%	213	132	81	61.4%
Net income (loss) attributable to Alico, Inc. common stockholders	$11,381	$(111,385)	$122,766	(110.2)%	$7,900	$(120,552)	$128,452	(106.6)%
Operating Revenue
The 70.3% and 79.3% decrease in revenue for the three and six months ended March 31, 2026, respectively, as compared to the three and six months ended March 31, 2025, was primarily due to our Strategic Transformation and decision to wind down our Citrus division to focus on a long-term diversified land usage and real estate development strategy, partially offset by an increase in farming lease and sod revenue.
Operating Expenses
The 94.1% and 91.0% decrease in operating expenses for the three and six months ended March 31, 2026, as compared to the three and six months ended March 31, 2025, was primarily driven by our Strategic Transformation and decision to wind down our Citrus division.

General and Administrative Expense
General and administrative expense decreased $155 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 due to lower depreciation expense due to the acceleration of depreciation in the prior year, partially offset by an increase in contract labor costs and the provision for credit losses on certain citrus receivables.
General and administrative expense increased $260 for the six months ended March 31, 2026, compared to the six months ended March 31, 2025 due to an increase in contract labor costs and the provision for credit losses on certain citrus receivables, partially offset by lower depreciation expense.
Other Income (Expense), net
Other income (expense), net for the three months ended March 31, 2026 increased $4,560 compared to the three months ended March 31, 2025, driven by the sale of approximately 2,950 acres of citrus land for $26,859 ($9,110 per acre) during the three months ended March 31, 2026 as compared to the sale of approximately 2,100 acres of land for $17,872 ($8,526 per acre) during the quarter ended March 31, 2025.
Other income (expense), net for the six months ended March 31, 2026 increased $9,529, compared to the six months ended March 31, 2025, principally as a result of the sale of approximately 3,546 acres of land for $34,611 ($9,761 per acre) in gross proceeds, as compared to the sale of approximately 2,100 acres of land for $17,872 ($8,526 per acre) in gross proceeds during the six months ended March 31, 2025.
Income Taxes
The change in the income tax provision of $27,109 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was principally due to the effects of permanent tax adjustments as well as changes in the valuation allowance as a result of movement in temporary tax items. Based upon both positive and negative evidence, management determined that it was not "more likely than not" that a portion of deferred tax assets will be realized. This conclusion is based upon an analysis of the Company's cumulative three-year loss position as of March 31, 2026.
The decrease in the income tax benefit for the six months ended March 31, 2026, as compared to the six months ended March 31, 2025, of $28,691 was principally due to the pre-tax gain, as opposed to a pre-tax loss in the prior period, and a change in the valuation allowance. Based upon both positive and negative evidence, management determined that it was not "more likely than not" that a portion of deferred tax assets will be realized. This conclusion is based upon an analysis of the Company's deferred tax assets and liabilities due to the cumulative three-year loss position at March 31, 2026.

The following discussion provides an analysis of our operating segments:
Alico Citrus

(in thousands, except per box and per pound solids data)

	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2026	2025	Unit	%	2026	2025	Unit	%
Operating Revenues:
Early and Mid-Season	$1,633	$648	$985	152.0%	$1,915	$15,577	$(13,662)	(87.7)%
Valencias	2,158	16,293	(14,135)	(86.8)%	2,158	16,293	(14,135)	(86.8)%
Fresh Fruit and Other	—	202	(202)	(100.0)%	588	828	(240)	(29.0)%
Grove Management Services	—	110	(110)	(100.0)%	13	881	(868)	(98.5)%
Total	$3,791	$17,253	$(13,462)	(78.0)%	$4,674	$33,579	$(28,905)	(86.1)%
Operating Expenses:
Cost of Sales	$8,752	$167,106	$(158,354)	(94.8)%	$15,991	$187,614	$(171,623)	(91.5)%
Harvesting and Hauling	142	4,410	(4,268)	(96.8)%	295	8,505	(8,210)	(96.5)%
Fresh Fruit and Other	—	(3,902)	3,902	(100.0)%	—	(3,852)	3,852	(100.0)%
Grove Management Services	—	(7)	7	(100.0)%	—	451	(451)	(100.0)%
Total	$8,894	$167,607	$(158,713)	(94.7)%	$16,286	$192,718	$(176,432)	(91.5)%
Gross Loss	$(5,103)	$(150,354)	$145,251	(96.6)%	$(11,612)	$(159,139)	$147,527	(92.7)%
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
Operating expenses for our Alico Citrus segment consist primarily of Cost of Sales, Harvesting and Hauling costs and Grove Management Service costs. Cost of Sales represents the cost of maintaining the citrus groves for the preceding calendar year and does not vary in relation to production. Harvesting and Hauling costs represent the costs of bringing citrus product to processors and vary based upon the number of boxes produced. Grove Management Services costs include those costs associated with citrus grove caretaking and harvest and haul management services provided to third parties. As of March 31, 2025, there were no longer any material grove management agreements in effect. Other expenses include the period costs of third-party grove caretaking and the purchase and reselling of third-party fruit, which ceased after fiscal year 2025 as part of our Strategic Transformation.
Comparison of the Three and Six Months Ended March 31, 2026 and 2025 for the Alico Citrus Segment
The 78.0% and 86.1% decrease in revenue for the three and six months ended March 31, 2026, compared to the three and six months ended March 31, 2025, respectively, was driven by our Strategic Transformation and decision to wind down our Citrus division to focus on a long-term diversified land usage and real estate development strategy.
The 152.0% increase in revenue from our Early and Mid-Season harvest for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was driven by the timing of the harvest which was substantially delayed until the current fiscal quarter. The 87.7% decrease in revenue from our Early and Mid-Season harvest for the six months ended March 31, 2026, as compared to the six months ended March 31, 2025, was driven by our Strategic

Transformation and decision to wind down our Citrus division to focus on a long-term diversified land usage and real estate development strategy.
For the three and six months ended March 31, 2026, we recognized a decrease in revenue from sales of Fresh Fruit and Other of $202 and $240, respectively, compared to the same periods in the prior year, driven by a decrease in the amount of Fresh Fruit that was resold on behalf of grove owners, as we are no longer performing these services.
Revenue for the three and six months ended March 31, 2026 from the grove owners relating to Grove Management Services decreased 100.0% and 98.5%, respectively, compared to the prior year, principally due to the expiration of our grove management agreement on December 31, 2024 and our decision to wind down our citrus operations in fiscal year 2025.
For the three and six months ended March 31, 2026 we recognized a 94.8% and 91.5% decrease in Cost of Sales, compared to the prior year period, which was driven by the decision to wind down our citrus operations. Crop Insurance Proceeds of $4,040, received in connection with claims resulting from Hurricane Milton, in the quarter ended March 31, 2025 are recorded within Fresh Fruit and Other in the table above.
For the three and six month periods ended March 31, 2026, Harvest and Hauling expenses decreased 96.8% and 96.5%, respectively, compared to the prior year periods, driven by our decision to wind down our citrus operations in fiscal year 2025.
There were no Grove Management expenses for the three and six months ended March 31, 2026 due to the expiration of our grove management agreement on December 31, 2024 and our decision to wind down our citrus operations in fiscal year 2025.
Land Management and Other Operations
The table below presents key operating measures for the three and six months ended March 31, 2026 and 2025 for the Land Management and Other Operations segment:

(in thousands)	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue From:
Land and Other Leasing	$1,415	$674	$741	109.9%	$2,318	$1,153	$1,165	101.0%
Other	134	53	81	152.8%	235	142	93	65.5%
Total	$1,549	$727	$822	113.1%	$2,553	$1,295	$1,258	97.1%
Operating Expenses:
Land and Other Leasing	$1,030	$70	$960	1371.4%	$1,079	$87	$992	1140.2%
Other	4	—	4	NM	4	4	—	—%
Total	$1,034	$70	$964	1377.1%	$1,083	$91	$992	1090.1%
Gross Profit	$515	$657	$(142)	(21.6)%	$1,470	$1,204	$266	22.1%
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

Comparison of the Three and Six Months Ended March 31, 2026 and 2025 for the Land Management and Other Operations Segment
Land Management and Other Operations revenue for the three months ended March 31, 2026 increased 113.1%, as compared to the same period in the prior year primarily due to an increase in farm lease and sod revenue as we change our focus to long-term diversified land usage as part of the Strategic Transformation. The 97.1% increase in revenues from Land Management and Other Operations for the six months ended March 31, 2026, as compared to the same period in the prior year, was primarily due to an increase in farm lease revenue, rock sand royalty and sod revenue.
The increase in operating expenses from Land Management and Other Operations for the three and six months ended March 31, 2026 of $964 and $992, respectively, as compared to the three and six months ended March 31, 2025 is due to the shift in focus to our diversified land usage strategy, which leads to a greater portion of employee costs, property taxes and insurance being recognized in our Land Management and Other Operations Segment in the current year period.
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
Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	March 31, 2026	September 30, 2025	Change

Cash and cash equivalents	$52,879	$38,128	$14,751
Total current assets	$58,215	$54,919	$3,296
Total current liabilities	$6,043	$5,743	$300
Working capital	$52,172	$49,176	$2,996
Total assets	$199,857	$201,527	$(1,670)
Principal amount of term loans and lines of credit (a)	$85,825	$85,950	$(125)
Current ratio	9.63 to 1	9.56 to 1
Minimum Liquidity Requirement	$5,824	$5,858	$(34)
(a) - Excludes deferred financing costs
Sources and Uses of Liquidity and Capital

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

The principal uses of cash that affect our liquidity position have historically included the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, property taxes, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions. Our expected principal uses of cash that affect our liquidity position, in light of the Strategic Transformation and the fiscal year 2025 workforce reduction, are expected to include lower employee costs, lower costs of maintaining citrus groves and lower capital expenditures. In addition, on March 25, 2025, our Board approved a stock repurchase program authorizing us to repurchase up to $50.0 million shares of Common Stock, with the amount and timing of repurchases depending on market conditions and corporate needs. During the three months ended March 31, 2026, the Company repurchased 207,340 shares of stock, at a weighted average price per share of $40.38, for $8,372 (see Note 15. Subsequent Events to the accompanying Condensed Consolidated Financial Statements).
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
Borrowing Facilities and Long-term Debt
We have a $95,000 RLOC, of which $92,500 was available for general use as of March 31, 2026 (see Note 8. Long-Term Debt and Lines of Credit to the accompanying Condensed Consolidated Financial Statements).
Our credit facilities are subject to a Minimum Liquidity Requirement of $5,824 and an LTV Cap of 50.0%. As of March 31, 2026, we were in compliance with all of the financial covenants and were able to draw the entire amount of the RLOC, less current borrowings, and remain under the LTV Cap.
The term loans and RLOC are secured by real property. The security for the term loans and RLOC as of the most recent amendment, consists of approximately 40,263 gross acres of land.
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

Cash Flows
The components of our cash flows are discussed below.

(in thousands)	Six Months Ended March 31,		Change
	2026	2025
Net cash used in operating activities	$(4,809)	$(571)	$(4,238)
Net cash provided by investing activities	28,551	15,963	12,588
Net cash used in financing activities	(8,991)	(3,369)	(5,622)
Net increase in cash and cash equivalents and restricted cash	$14,751	$12,023	$2,728
Net Cash Used In Operating Activities
The $4,238 increase in Net cash used in operating activities was driven by lower revenues and a smaller tax refund, partially offset by lower operating expenses during the six months ended March 31, 2026, as compared to the six months ended March 31, 2025, due to our Strategic Transformation which began in January 2025.
Net Cash Provided By Investing Activities
The $12,588 increase in Net cash provided by investing activities for the six months ended March 31, 2026, compared to the six months ended March 31, 2025, was principally the result of greater land sales in the six months ended March 31, 2026, partially offset by an advance of $5,071 to fund a wildlife-crossing planned as part of the Corkscrew Villages Project (see Note 2. Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for details).
Net Cash Used In Financing Activities
The $5,622 increase in Net cash used in financing activities for the six months ended March 31, 2026, as compared to the six months ended March 31, 2025, was primarily the result of common stock repurchases of $8,372, partially offset by lower debt repayments in the six months ended March 31, 2026.
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
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended March 31, 2026, was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in 000’s)
January 1, 2026 to January 31, 2026	—	$—	—	$—
February 1, 2026 to February 28, 2026	78,532	$41.32	78,532	$46,755
March 1, 2026 to March 31, 2026	128,808	$39.80	128,808	$41,628
Total	207,340	$40.38	207,340	$41,628
(1) On March 25, 2025, the Company’s Board of Directors approved a stock repurchase program authorizing us to repurchase up to $50.0 million of the Company’s Common Stock through the expire on April 1, 2028 expiration date. As of March 31, 2026, $8.4 million of the stock repurchase program had been utilized. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

There were no sales of unregistered equity securities during the period covered by this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.
Item 5. Other Information
a)None.
b)None.
c)During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ALICO, INC. (Registrant)

May 11, 2026	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2026	By:	/s/ Bradley Heine
Bradley Heine
Chief Financial Officer
(Principal Financial and Accounting Officer)