Form 10-Q
period 2026-06-30
ALICO, INC.
filed 2026-08-10
CIK 3545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☑	Smaller Reporting Company	☑
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 7,418,561 shares of common stock outstanding at August 5, 2026.

ALICO, INC.
FORM 10-Q
For the three and nine months ended June 30, 2026 and 2025
PART I
Item 1. Condensed Consolidated Financial Statements

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding our strategy and the Company’s Strategic Transformation, (including the wind-down of the Alico Citrus division and expected changes in seasonal revenue patterns), business plans and objectives, operating and financial outlook, future performance and results, our real estate development activities; the development, sale or lease of land and related assets; the recoverability and impairment of long-lived assets; market conditions and demand for land sales, leasing and development activities; expectations regarding dividends, share repurchases, liquidity and capital resources; compliance with financing arrangements, including minimum liquidity requirements, interest rates and the loan-to-value cap; obligations under, and expected repayment of amounts related to, the CGSD funding arrangement; expectations regarding income taxes and recently issued accounting pronouncements and regulatory matters, litigation or other contingencies. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

ALICO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,584	$38,128
Accounts receivable, net	591	1,014
Inventories	186	4,220
Income tax receivable	—	338
Assets held for sale	—	9,176
Prepaid expenses and other current assets	1,502	2,043
Total current assets	57,863	54,919
Restricted cash	762	762
Property and equipment, net	131,238	142,065
Goodwill	2,246	2,246
Other non-current assets	6,554	1,535
Total assets	$198,663	$201,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$984	$403
Accrued liabilities	5,214	4,563
Current portion of long-term debt	250	250
Income tax payable	584	—
Other current liabilities	239	527
Total current liabilities	7,271	5,743
Long-term debt, net	82,668	82,797
Lines of credit	2,500	2,500
Deferred income tax liabilities, net	1,395	2,455
Other liabilities	—	38
Total liabilities	93,834	93,533
Commitments and Contingencies - Note 13.
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 15,000,000 shares authorized; 8,416,145 shares issued and 7,416,327 and 7,645,360 shares outstanding at June 30, 2026 and September 30, 2025, respectively	8,416	8,416
Additional paid in capital	22,787	20,410
Treasury stock, at cost, 999,818 and 770,785 shares held at June 30, 2026 and September 30, 2025, respectively	(35,653)	(26,185)
Retained earnings	109,279	100,391
Total Alico stockholders’ equity	104,829	103,032
Noncontrolling interest	—	4,962
Total stockholders’ equity	104,829	107,994
Total liabilities and stockholders’ equity	$198,663	$201,527

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Operating revenues:
Alico Citrus	$1,123	$7,805	$5,797	$41,384
Land Management and Other Operations	7,917	585	10,470	1,880
Total operating revenues	9,040	8,390	16,267	43,264
Operating expenses	4,994	36,446	22,363	229,255
Gross profit (loss)	4,046	(28,056)	(6,096)	(185,991)
General and administrative expenses	2,258	2,867	8,492	8,841
Gain on sale of property and equipment	98	5,553	24,767	21,400
Income (loss) from operations	1,886	(25,370)	10,179	(173,432)
Other expense, net:
Interest income	515	153	1,454	259
Interest expense	(951)	(907)	(2,875)	(2,964)
Other income, net	24	—	20	255
Total other expense, net	(412)	(754)	(1,401)	(2,450)
Income (loss) before income taxes	1,474	(26,124)	8,778	(175,882)
Income tax (benefit)	(93)	(7,800)	(476)	(36,874)
Net income (loss)	1,567	(18,324)	9,254	(139,008)
Net loss attributable to noncontrolling interests	558	35	771	167
Net income (loss) attributable to Alico, Inc. common stockholders	$2,125	$(18,289)	$10,025	$(138,841)
Per share information attributable to Alico, Inc. common stockholders:
Income (loss) per common share:
Basic	$0.29	$(2.39)	$1.33	$(18.18)
Diluted	$0.29	$(2.39)	$1.32	$(18.18)
Weighted-average number of common shares outstanding:
Basic	7,419	7,641	7,566	7,637
Diluted	7,437	7,641	7,577	7,637

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

		For the Three Months Ended June 30, 2026

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2026	8,416	$8,416	$20,544	964	$(34,103)	$107,525	$102,382	$4,749	$107,131
Net income (loss)	—	—	—	—	—	2,125	2,125	(558)	1,567
Dividends ($0.05/share)	—	—	—	—	—	(371)	(371)	—	(371)
Purchases of common stock	—	—	—	38	(1,631)	—	(1,631)	—	(1,631)
Stock-based compensation	—	—	59	(2)	81	—	140	—	140
Acquisition of NCI	—	—	2,184	—	—	—	2,184	(4,191)	(2,007)
Balance at June 30, 2026	8,416	$8,416	$22,787	1,000	$(35,653)	$109,279	$104,829	$—	$104,829

		For the Three Months Ended June 30, 2025

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2025	8,416	$8,416	$20,274	778	$(26,420)	$127,937	$130,207	$5,004	$135,211
Net loss	—	—	—	—	—	(18,289)	(18,289)	(35)	(18,324)
Dividends ($0.05/share)	—	—	—	—	—	(382)	(382)	—	(382)
Stock-based compensation	—	—	59	(4)	136	—	195	—	195
Balance at June 30, 2025	8,416	$8,416	$20,333	774	$(26,284)	$109,266	$111,731	$4,969	$116,700

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

		For the Nine Months Ended June 30, 2026

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares (1)	Amount
Balance at September 30, 2025	8,416	$8,416	$20,410	771	$(26,185)	$100,391	$103,032	$4,962	$107,994
Net income (loss)	—	—	—	—	—	10,025	10,025	(771)	9,254
Dividends ($0.15/share)	—	—	—	—	—	(1,137)	(1,137)	—	(1,137)
Purchases of common stock	—	—	—	245	(10,003)	—	(10,003)	—	(10,003)
Exercise of stock options	—	—	13	(8)	259	—	272	—	272
Stock-based compensation	—	—	180	(8)	276	—	456	—	456
Acquisition of NCI	—	—	2,184	—	—	—	2,184	(4,191)	(2,007)
Balance at June 30, 2026	8,416	$8,416	$22,787	1,000	$(35,653)	$109,279	$104,829	$—	$104,829
(1) - May not foot due to rounding.

		For the Nine Months Ended June 30, 2025

	Common stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Alico, Inc. Equity	Non- controlling Interest	Total Equity
	Shares	Amount		Shares (1)	Amount
Balance at September 30, 2024	8,416	$8,416	$20,184	788	$(26,694)	$249,253	$251,159	$5,136	$256,295
Net loss	—	—	—	—	—	(138,841)	(138,841)	(167)	(139,008)
Dividends ($0.15/share)	—	—	—	—	—	(1,146)	(1,146)	—	(1,146)
Stock-based compensation	—	—	149	(13)	410	—	559	—	559
Balance at June 30, 2025	8,416	$8,416	$20,333	774	$(26,284)	$109,266	$111,731	$4,969	$116,700
(1) - May not foot due to rounding.
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended June 30,
	2026	2025
Net cash provided by operating activities
Net income (loss)	$9,254	$(139,008)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	12,761	170,800
Amortization of debt issue costs	130	127
Gain on sale of property and equipment	(24,767)	(21,400)
Impairment of long-lived assets	—	24,966
Loss on disposal of long-lived assets	—	780
Inventory net realizable value adjustment	—	9,895
Deferred income tax benefit	(1,060)	(36,869)
Stock-based compensation expense	456	559
Other	154	(390)
Changes in operating assets and liabilities:
Accounts receivable	(192)	(839)
Inventories	4,034	17,194
Prepaid expenses	541	—
Income tax receivable	338	896
Other assets	(164)	10
Accounts payable and accrued liabilities	665	(4,048)
Income taxes payable	584	—
Other liabilities	(402)	168
Net cash provided by operating activities	2,332	22,841

Cash flows from investing activities:
Purchases of property and equipment	(1,713)	(4,049)
Net proceeds from sale of property and equipment	34,971	28,172
Notes receivable	—	570
Advance to Corkscrew Grove Stewardship District	(5,071)	—
Net cash provided by investing activities	28,187	24,693

Cash flows from financing activities:
Repayments on revolving lines of credit	—	(25,194)
Borrowings on revolving lines of credit	—	19,300
Principal payments on term loans	(188)	(1,057)
Purchases of common stock	(10,003)	—
Acquisition of Citree NCI	(2,007)	—
Exercise of stock options	272	—
Dividends paid	(1,137)	(1,146)
Net cash used in financing activities	(13,063)	(8,097)

Net increase in cash and cash equivalents and restricted cash	17,456	39,437
Cash and cash equivalents and restricted cash at beginning of the period	38,890	3,398

Cash and cash equivalents and restricted cash at end of the period	$56,346	$42,835

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$2,474	$2,844
Cash (received) paid for income taxes, net of refunds	$(349)	$(900)

Non-cash investing and financing activities:
Assets received in exchange for services	$1,207	$—
Dividends declared but unpaid	$371	$382
See accompanying notes to the unaudited condensed consolidated financial statements.

ALICO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share and per acre amounts)
Note 1. Description of Business and Basis of Presentation
Description of Business
Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”), is a Florida agribusiness and land management company owning approximately 47,300 acres of land and approximately 42,700 acres of mineral rights throughout Florida. Alico holds these mineral rights on substantially all its owned acres, with additional mineral rights on other acres. The total acres of land owned by the Company increased during the three months ended June 30, 2026 as a result of our acquisition of the portion of Citree we did not own (see Note 2. Summary of Significant Accounting Policies, Noncontrolling Interest in Consolidated Subsidiary, for further information on Citree). Financial results are presented based upon one business segment.
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
Reclassifications
Certain prior year amounts have been reclassified in the condensed consolidated financial statements and accompanying notes to the Financial Statements for consistent presentation to the current period. These reclassifications had no impact on the Company's consolidated statements of operations, balance sheets, cash flows or working capital as previously reported.
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
Revenue Recognition
The Company recognizes revenue under Financial Accounting Standards Board – Accounting Standards Codification (“ASC”) 606. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the company satisfies a performance obligation
Revenues are derived from the sale of processed fruit, fresh fruit, other citrus revenue, revenues from grove management services, leasing revenue and other resource revenues. The majority of the Company’s revenue is now generated from leasing of the Company’s land for agricultural purposes.
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

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized at a point-in-time	$8,230	$7,798	$13,982	$40,496
Revenue recognized over time	810	592	2,285	2,768
Total	$9,040	$8,390	$16,267	$43,264
As of October 1, 2024 and September 30, 2025 the Company had $444 and $575 total receivables relating to sales of citrus, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.
As of June 30, 2026 and October 1, 2025 the Company had $0 and $575 total receivables relating to sales of citrus, respectively, recorded in Accounts Receivable, net, in the Condensed Consolidated Balance Sheets.
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

The Company earns royalty revenue from granting rights to customers to extract rock and sand from its land. Royalties are variable based on a percentage of gross sales of materials excavated by the customer. These sales-based royalties are recognized at the point in time when the customer reports sales, in accordance with ASC 606’s royalty exception. For the three and nine months ended June 30, 2026, the Company recognized rock and sand royalties of $429 and $1,433, respectively.
Leasing revenue
The Company is the lessor in various arrangements to lease land to third parties for the purpose of farming (including leases of our citrus groves), grazing and hunting. These leases meet the criteria for operating lease classification. Certain of the Company’s leases provide for reimbursement of crop insurance or for revenue sharing of sublease income. For the three and nine months ended June 30, 2026, the Company recognized lease income of $456 and $1,756, respectively, and variable lease income of $6,687 and $6,862, respectively, which is included in revenue recognized over time above. Lease income associated with these leases was not material during the three and nine months ended June 30, 2025 and generally had a term of one year or less.
Minimum future base rental revenue on non-cancelable leases subsequent to June 30, 2026 are summarized as follows. Certain of our leases include renewal options which could be exercised at the lessee’s discretion and are not included in the amounts in the table below.

(in thousands)	June 30, 2026
Fiscal 2026	$659
Fiscal 2027	1,899
Fiscal 2028	1,918
Fiscal 2029	1,812
Fiscal 2030	1,819
Thereafter	8,457
Total	$16,564
On June 18, 2026, the Company, entered into an Agricultural Lease Agreement for approximately 3,280 acres of real property located in Hendry County, Florida. The initial term of the lease commences on July 1, 2026 and expires on June 30, 2027, subject to the lessee’s right to extend the lease for an additional ten-year term in accordance with the terms of the agreement. The agreement also grants the lessee an option to purchase the leased premises during the option period, subject to certain terms and conditions. If the option is exercised on or before June 30, 2029, the purchase price for the property is $29,520, based on approximately 3,280 acres at $9,000 per acre, subject to an annual increase and certain per acre adjustments. If the lease is extended for the renewal term, the option period will be extended through June 30, 2031.

Disaggregated Revenue
Revenues disaggregated by significant products and services for the three and nine months ended June 30, 2026 and 2025 are as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Alico Citrus
Early and Mid-Season	$—	$—	$1,915	$15,577
Valencias	1,123	7,795	3,281	24,088
Fresh Fruit and Other	—	3	588	831
Grove Management Services	—	7	13	888
Total	$1,123	$7,805	$5,797	$41,384

Land Management and Other Operations
Land and Other Leasing	$7,782	$496	$10,100	$1,649
Other	135	89	370	231
Total	$7,917	$585	$10,470	$1,880

Total Revenues	$9,040	$8,390	$16,267	$43,264
Cash and Cash Equivalents
The Company considers cash in banks and highly liquid instruments with an original maturity to the Company of three months or less to be cash and cash equivalents. At various times throughout the nine months ended June 30, 2026 and year ended September 30, 2025, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.
Restricted Cash
Restricted cash of $762 and $762 at June 30, 2026 and September 30, 2025, respectively, represents Cash-Secured Irrevocable Standby Letters of Credit to secure certain contractual obligations.

(in thousands)	June 30, 2026	September 30, 2025

Cash and cash equivalents	$55,584	$38,128
Restricted cash	762	762
Cash and cash equivalents and restricted cash	$56,346	$38,890
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
The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term and immediate nature of these financial instruments. The carrying amounts and estimated fair values (Level 2) of note receivable and debt instruments are as follows:

(in thousands)	June 30, 2026		September 30, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Other non-current assets
Note receivable from Corkscrew Grove Stewardship District	$5,071	$4,793	$—	$—
Corporate debt
Current portion of long-term debt	$250	$247	$250	$250
Long-term debt	$85,513	$80,979	$85,700	$81,668
As of June 30, 2026 and September 30, 2025 the Company did not have any assets held for sale that had been measured at fair value on a non-recurring basis.
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
The following table presents a reconciliation of basic to diluted weighted average common shares outstanding for the three and nine months ended June 30, 2026 and 2025:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Weighted Average Common Shares Outstanding – Basic	7,419	7,641	7,566	7,637
Effect of dilutive securities – stock options and restricted stock units	18	—	11	—
Weighted Average Common Shares Outstanding – Diluted	7,437	7,641	7,577	7,637
Non-vested restricted shares of common stock entitle the holder to receive non-forfeitable dividends upon issuance and are included in the calculation of diluted earnings per common share.

Accounting for government grants
The Company recognizes government grants when there is reasonable assurance that: (1) the grant will be received and (2) all conditions will be met. For income-based grants, the Company recognizes the income on a systematic basis over the periods in which it recognizes as expense the related costs for which the grant was intended to compensate.
In the nine months ended June 30, 2026 and 2025, the Company recognized no grant monies and $1,116 in grant monies, respectively, from the Citrus Research and Field Trial Foundation’s (“CRAFT”) program to assist citrus growers in the State of Florida using Oxytetracycline (“OTC”) and other approved therapies to combat the effect of “greening” of their citrus trees. At June 30, 2026 and September 30, 2025 grant monies of $0 and $425, respectively, were recognized as a component of Inventories on the Company’s Condensed Consolidated Balance Sheet. In addition, for the nine months ended June 30, 2026 and 2025 $425 and $691, respectively, were recognized as a reduction of Operating expenses in the Company’s Condensed Consolidated Statement of Operations, as the fruit was sold, in order to align it to the period over which the expense related to the OTC treatments is recognized. These grant monies were received in exchange for providing certain historical data to the CRAFT Foundation about the Company’s citrus groves. The Company may continue, but is not obligated, to participate in future CRAFT programs on the effects of the use of OTC on its Citrus Trees, in the groves that will continue to produce oranges (see Note 1. Description of Business and Basis of Presentation for further information on the Company’s Strategic Transformation).

Concentrations
Accounts receivable from the Company’s major customers as of June 30, 2026 and September 30, 2025, and revenue from such customer for the nine months ended June 30, 2026 and 2025, are as follows:

(in thousands)	Accounts Receivable		Revenue		% of Total Revenue
	June 30,	September 30,	Nine Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Tropicana	$—	$—	$—	$38,434	—%	88.8%
Kobie Cattle Company	$396	$—	$7,853	$—	48.3%	—%
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

Kobie Cattle Company, LLC accounts for approximately 48.3% of the Company’s total revenues for the nine months ended, June 30, 2026 and 67% of accounts receivable as of June 30, 2026, pursuant to long-term contracts. Because the Company's revenue is concentrated in a limited number of customers, the loss of this customer would result in a significant decline in revenue, and the Company may not be able to identify and engage a replacement customer of comparable scale on a timeframe sufficient to avoid a disruption to its revenue and cash flows.
There were no other customers which represented a significant concentration of our revenue as of, or for the nine months ended, June 30, 2026.
As of June 30, 2026 and September 30, 2025, the Company had an allowance for uncollectible accounts of $365 and $60, respectively.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company records impairment losses on long-lived assets used in operations, or asset group, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges) to be generated by those assets or asset group over the remaining lives of the assets or asset group are less than the carrying amounts of those assets. In calculating impairments and the estimated cash flows, the Company assigns its asset groups by determining the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets. The net carrying values of assets or asset group not recoverable are reduced to their fair values. Alico’s cash flow estimates are based on historical results adjusted to reflect best estimates of future market conditions and operating conditions. The Company has determined that the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other Company assets is the Grove level and includes, its Citrus Trees, Land, certain equipment (principally irrigation related) and the Buildings and improvements within its citrus groves, which are used together to generate cash flows from fruit sales to its customers. For the nine months ended June 30, 2025, the Company recognized an impairment of its long lived assets at one of its groves, as well as its young trees, which were not yet being depreciated, of $24,966, which was recorded within Operating expenses in its Alico Citrus Segment. The fair value of the assets which were determined to be impaired were based primarily on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations, such as the fruit harvest and crop insurance proceeds (Level 3 inputs), through the third quarter ended June 30, 2025.
No impairment of long-lived assets was recognized during the three and nine months ended June 30, 2026. As of June 30, 2026 and September 30, 2025, long-lived assets were comprised of property and equipment.
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

Beginning with the third quarter of fiscal year 2026, following the substantial completion of the Strategic Transformation and final citrus harvest, the Company’s CODM assesses performance and allocates resources based on one reportable segment. The change reflects the wind-down of substantially all of the Company’s citrus production operations and management’s current assessment of the business on a consolidated basis.
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
Noncontrolling Interest in Consolidated Subsidiary
The Financial Statements include all assets and liabilities of the less-than-100%-owned subsidiary the Company controls, Citree. Accordingly, the Company has recorded a noncontrolling interest in the equity of such entity. Citree had net losses of $1,138 and $71 for the three months ended June 30, 2026 and 2025, respectively, and net losses of $1,573 and $341 for the nine months ended June 30, 2026 and 2025, respectively, of which 51% is attributable to the Company.
On June 23, 2026 (the “Closing Date”), the Company acquired the 49% of Citree that the Company did not own, for $2,007 plus additional consideration in the event that, on or before the twenty-four month anniversary of the Closing Date, the Company sells or enters into an agreement to sell, in exchange for cash to a third party any or all of the Company’s currently owned acreage (whether through a merger, equity sale, restructuring, sale of assets, or otherwise) and the purchase price per acre is greater than $12,000 per acre, in which case the Company would pay a pro rata portion of the amount of 50% of the difference between $12,000 and such purchase price per acre. No contingent consideration was recognized in connection with this agreement. This transaction was recorded as an equity transaction in accordance with ASC 810, Consolidation.
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
In December 2025, the FASB issued ASU 2025-11, “Narrow Scope Improvements,” to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 becomes effective for us on October 1,

2028, on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of this accounting pronouncement.
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
Note 3. Inventories
Inventories consist of the following at June 30, 2026 and September 30, 2025:

(in thousands)	June 30, 2026	September 30, 2025

Unharvested fruit crop on the trees	$46	$3,859
Other	140	361
Total inventories	$186	$4,220
The Company records its inventory at the lower of cost or net realizable value.
For the nine months ended June 30, 2026, the Company did not recognize an inventory adjustment. For the fiscal year ended September 30, 2025, the Company recorded an inventory adjustment of $9,895, to reduce inventory to net realizable value within Operating expenses. The inventory adjustment during the fiscal year ended September 30, 2025 was due to a lower than anticipated harvest of the Early and Mid-Season crop and a reduction in our estimate for the Valencia harvest, as a result of Hurricane Milton, which hit in October 2024.
Note 4. Assets Held for Sale
In accordance with its strategy to dispose of non-core and under-performing assets, the following assets have been classified as assets held for sale at June 30, 2026 and September 30, 2025:

(in thousands)	Carrying Value
	June 30, 2026	September 30, 2025
Alico Citrus	—	9,176
Total assets held for sale	$—	$9,176

During the nine months ended June 30, 2026, the Company sold approximately 3,546 acres of land for $34,611 ($9,761 an acre in gross proceeds), which will be used for general corporate purposes.

Note 5. Property and Equipment, Net
Property and equipment, net consists of the following at June 30, 2026 and September 30, 2025:

(in thousands)	June 30, 2026	September 30, 2025

Citrus trees	$49,957	$49,957
Equipment and other facilities	37,711	38,471
Buildings and improvements	5,774	5,343
Total depreciable properties	93,442	93,771
Less: accumulated depreciation and depletion	(76,608)	(64,828)
Net depreciable properties	16,834	28,943
Land and land improvements	114,404	113,122
Property and equipment, net	$131,238	$142,065
During the nine months ended June 30, 2026 and 2025, the Company recorded a loss on the disposal of long-lived assets of zero and $780, respectively, which has been recognized within Operating expenses.
In fiscal year 2026, the Company entered into leases of certain of its previously retained groves in Polk County and the Citree grove through May 31, 2026, with the intent to enter a further extension of these leases. The decision to lease these groves constituted an impairment indicator and the Company performed an impairment analysis of its long-lived assets in these groves at December 15, 2025. During the three months ended June 30, 2026, the Company reviewed the long-lived assets of additional groves for impairment based on their financial performance, which constituted impairment indicators. The Company determined that the asset group for testing impairment is the grove level and includes the Citrus trees, Land, certain Equipment (principally irrigation related) and the Buildings and improvements within its citrus groves. This grouping is required as the cash flows from the sales of fruit cannot be specifically attributed to any of the individual components and the caretaking of the groves is interdependent on the existence of all assets in the asset group. This analysis was based on consideration of comparable land sales, recent appraisals which considered comparable land sales and Just Market Values, as well as any cash flows expected to be received from, or related to its operations (such as the fruit harvest) through the harvest season. Based on the Company’s analyses, there were no indications of impairment.
As a result of these leases, the estimated useful life of the Company’s citrus trees has been impacted and their lives were changed to approximately 3.50 years, which is the anticipated end of the non-cancelable term of the lease extension the Company is negotiating. The change in lives resulted in a net reduction in the Company’s depreciation on its trees and certain irrigation assets of approximately $145 and $1,620 for the three and nine months ended June 30, 2026, respectively, and the impact of the change in depreciable lives on net income for the three and nine months ended June 30, 2026 was an increase of $128 and $1,523, respectively. The impact on both Basic earnings per share for the three and nine months ended June 30, 2026 was an increase of $0.02 and $0.20, respectively, and the impact on Diluted earnings per share for the three and nine months ended June 30, 2026 was an increase of $0.02 and $0.20, respectively.
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
As a result of this analysis, the Company determined that there was an impairment of its young trees, which were not yet being depreciated and its long-lived assets at one of its groves of $24,966, which was recorded within Operating expenses in its Alico Citrus Segment. This analysis was based on consideration of comparable land sales and recent appraisals which considered comparable land sales, as well as any cash flows expected to be received from, or related to its operations (Level 3 inputs), such as the fruit harvest and crop insurance proceeds, through the third quarter ended June 30, 2025.

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

Note 6. Accrued Liabilities
Accrued liabilities consist of the following at June 30, 2026 and September 30, 2025:

(in thousands)	June 30, 2026	September 30, 2025

Ad valorem taxes	$829	$1,770
Accrued employee wages and benefits	1,790	1,218
Accrued interest	821	550
Accrued dividends	371	382
Professional fees	1,301	643
Other accrued liabilities	102	—
Total accrued liabilities	$5,214	$4,563
Note 7. Restructure and Other Charges
During the three and nine months ended June 30, 2026, the Company accrued for severance costs principally consisting of salary continuation and health benefits for six employees. As these employees are covered under the Company’s pre-existing, ongoing severance policy, the associated termination benefits are accounted for under ASC 712-10, Other Post Employment Benefits. As a result, during the three and nine months ended June 30, 2026, respectively, the Company accrued severance costs for these employees of zero and $471, respectively, when the Company determined that the liability was probable and estimable. All of these employees exited the Company by March 31, 2026.
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

	Personnel	Other	Total
Balance at September 30, 2024	$—	$—	$—
Restructure expense	$2,261	$313	$2,574
Restructure payments	$(2,121)	$(313)	$(2,434)
Balance at June 30, 2025	$140	$—	$140
These Restructure and other charges were incurred in the Company’s Citrus Segment with Personnel costs of $2,029 and $232 being recognized in Operating expenses and General and administrative expenses during the nine months ended June 30, 2025, respectively, and Other costs of $313, principally representing legal costs, recognized in General and administrative expense during the nine months ended June 30, 2025 (see Note 5. Property and Equipment, Net for information on the Asset Impairment).
As of June 30, 2025, the Company accrued for the Personnel and Other restructure expenses within Accrued expenses and incurred an additional $64 in personnel related costs in connection with the restructuring plan in the fiscal year.

Note 8. Long-Term Debt and Lines of Credit
The following table summarizes long-term debt and related deferred financing costs, net of accumulated amortization, at June 30, 2026 and September 30, 2025:

(in thousands)	Interest Rate	June 30, 2026	September 30, 2025
Long-term debt, net of current portion:
Met Fixed-Rate Term Loans	3.85%	$70,000	$70,000
Met Fixed-Rate Term Loan II	6.21%	10,000	10,000
Met Citree Term Loan	5.28%	3,263	3,450
Deferred financing fees		(345)	(403)
		82,918	83,047
Less current portion		250	250
Long-term debt		$82,668	$82,797
The following table summarizes the line of credit and related deferred financing costs, net of accumulated amortization at June 30, 2026 and September 30, 2025:

(in thousands)	June 30, 2026	September 30, 2025
Line of Credit:
RLOC	$2,500	$2,500
Deferred financing fees	(655)	(719)
Line of Credit	$1,845	$1,781
Interest costs expensed and capitalized were as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$951	$907	$2,875	$2,964
Interest capitalized	59	37	166	365
Total	$1,010	$944	$3,041	$3,329
Debt
The Company’s credit facilities consist of fixed interest rate term loans (“Met Fixed-Rate Term Loans”) and a $95,000 revolving line of credit (“RLOC”) with Metropolitan Life Insurance Company (“Met”).
The term loans and RLOC are secured by real property consisting of approximately 40,258 gross acres of land.
The Met Fixed-Rate Term Loans and Fixed-Rate Term Loan II are interest-only with a balloon payment at maturity on November 1, 2029 and May 1, 2034, respectively.
The RLOC bears interest at SOFR plus 220 basis points (the "Amended SOFR Spread”), with a SOFR floor of 5.00% and a minimum balance of $2,500. The Amended SOFR Spread and SOFR floor are subject to adjustment by lender every two years beginning January 1, 2026 and every two years thereafter until maturity. The RLOC is subject to an annual commitment fee of 25 basis points on the unused portion of the line of credit and is available for funding general corporate purposes. At June 30, 2026 and September 30, 2025, $92,500 was available under the RLOC.
The variable interest rate on the Amended RLOC was 5.86% and 6.56% per annum as of June 30, 2026 and September 30, 2025, respectively.

The Company’s credit facilities contain restrictive covenants which requires the Company to maintain cash and cash equivalents in an amount equal to 1.5 multiplied by the cumulative sum of: i) the scheduled principal and interest payments due under the debt owed to Met, which may be due and payable during the immediately following twelve month period and ii) the projected interest payments due under the RLOC (the “Minimum Liquidity Requirement”). In addition, the Company must maintain Cash and cash equivalents and Current Assets less Current liabilities (“Working Capital”) in excess of the Minimum Liquidity Requirement. At June 30, 2026, the Minimum Liquidity Requirement was $5,818.
The credit agreement also includes a 50.0% Loan To Value Cap (the "LTV CAP") on the value of the term loans and RLOC capacity. At June 30, 2026, the Company was able to draw the available balance under the RLOC, while remaining under the LTV Cap.
On May 13, 2026, the Company entered into the Ninth Amendment to First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which removed the requirement to maintain crop and tree insurance on the Company’s citrus trees and Valencia oranges, as well as other crop maintenance requirements.
As of June 30, 2026, the Company was in compliance with all of the financial covenants.
Credit facilities also include a Met Life term loan collateralized by 1,200 gross acres of citrus grove owned by Citree (“Met Citree Loan”). This is a $5,000 credit facility that bears interest at a fixed rate of 5.28% per annum. Principal and interest payments are made on a quarterly basis. The loan matures in February 2029. On July 24, 2026 the Company entered into the Second Amendment to Loan Agreement (the “Second Amendment”) which removed the requirement to provide financial information for Citree on a stand-alone basis, as well as the requirement to maintain crop and tree insurance and certain other crop maintenance requirements.
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
Note 9. Income Taxes
Our effective tax rate for the three and nine months ended June 30, 2026 was a benefit of 6.3% and 5.4%, respectively. The rate for the three and nine months ended June 30, 2026 differed from the Federal Statutory rate of 21.0%, primarily due to a change in the valuation allowance. Based on both positive and negative evidence, management determined that it was not “more likely than not” that a portion of deferred tax assets will be realized. This conclusion is based upon an analysis of the Company's deferred tax assets and liabilities due to the cumulative three-year loss position at June 30, 2026.
As the Company continues its strategic transformation, it has concluded that it cannot make a reasonable estimate of the annual effective tax rate due to an inability to reliably forecast the timing and implications of subsequent pending land lease agreements, principally depreciation expense (the Company’s most significant timing difference between its book and tax basis results), which will vary based on the noncancelable term, renewal options and likelihood of renewal of such options. Therefore, the valuation allowance analysis discussed above is based upon the Company's deferred tax position as of June 30, 2026.
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

Note 10. Segment Information
Segments
Our Chief Executive Officer, who is also our CODM, assesses performance and allocates resources based on the operating performance of one reportable segment:
Beginning with the third quarter of fiscal year 2026 and after the substantial completion of the Company’s Strategic Transformation and final citrus harvest, our Chief Executive Officer, who is also our CODM, assesses performance and allocates resources based on the operating performance of a single reportable segment. The operating segment represents the primary components that engage in business activities from which they may earn revenues and incur expenses for which discrete financial information is available and which is regularly provided to the Company’s CODM.

In identifying our reportable segment, the Company also considered the nature of services provided by our operating segments, economic characteristics in which the segments operate and other relevant factors, such as the completion of our Citrus activities. Total revenues represent sales to or lease income from unaffiliated customers, as reported in the Consolidated Statements of Operations. The Company's CODM evaluates the performance based on Consolidated Net income (loss), EBITDA (defined as net income before interest expense, provision for income taxes, depreciation, depletion and amortization), Adjusted EBITDA (defined as EBITDA as further adjusted for impairment of long-lived assets and restructuring and other charges) and Net Debt (defined as Current portion of long-term debt, Long-term debt, net and Lines of credit, less cash). The CODM uses these performance metrics to evaluate the Company's liquidity position and cash burn rate, as indicators of the Company's ability to execute its long-term diversified land usage and real estate development strategy.

All prior year segment information has been recast to conform to the current quarter presentation. The change had no effect on the consolidated balance sheets, statements of operations, or statements of cash flows for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues
Alico Citrus	$1,123	$7,805	$5,797	$41,384
Land Management and Other Operations	7,917	585	10,470	1,880
Total operating revenues	9,040	8,390	16,267	43,264

Expenses
Operating expenses	4,994	36,446	22,363	229,255
Depreciation, depletion and amortization included within operating expenses	2,119	44,370	12,718	170,116
Operating expenses, excluding depreciation, depletion and amortization	2,875	(7,924)	9,645	59,139

General and administrative expenses	2,258	2,867	8,492	8,841
Depreciation, depletion and amortization included within general and administrative expenses	14	169	43	684
General and administrative expenses, excluding Depreciation, depletion and amortization	2,244	2,698	8,449	8,157

Gain on sale of property and equipment	98	5,553	24,767	21,400

Income (loss) from operations	$1,886	$(25,370)	$10,179	$(173,432)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss) attributable to Alico, Inc. common stockholders	$2,125	$(18,289)	$10,025	$(138,841)
Interest expense, net	436	754	1,421	2,705
Income tax benefit	(93)	(7,800)	(476)	(36,874)
Depreciation, depletion and amortization	2,133	44,539	12,761	170,800
EBITDA	4,601	19,204	23,731	(2,210)
Non-GAAP Adjustments:
Impairment of long-lived assets	—	—	—	24,966
Restructuring and other charges	—	69	471	2,574
Adjusted EBITDA	$4,601	$19,273	$24,202	$25,330

(in thousands)	June 30, 2026	September 30, 2025
Current portion of long-term debt	$250	$250
Long-term debt, net	82,668	82,797
Lines of credit	2,500	2,500
Total Debt	85,418	85,547
Less: Cash and cash equivalents	(55,584)	(38,128)
Net Debt	$29,834	$47,419
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
No lease costs associated with finance leases and sale-leaseback transactions occurred and our lease income associated with lessor and sublease arrangements are disclosed in Note 2. Summary of Significant Accounting Policies.
Our operating lease cost components are reported in our Condensed Consolidated Statements of Operations as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
Operating lease components	2026	2025	2026	2025
Operating lease costs recorded in general and administrative expenses	$37	$37	$111	$111
The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

June 30, 2026
Weighted-average remaining lease term	1.8 years
Weighted-average discount rate	5.53%
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
Stock Compensation – Board of Directors
The Board of Directors can either elect to receive stock compensation or cash for their fees for services provided. Stock-based compensation expense relating to the Board of Directors fees was $98 and $306 for the three and nine months ended June 30, 2026, respectively, and $130 and $368 for the three and nine months ended June 30, 2025, respectively.
Stock Compensation - Employees
Stock compensation expense related employee awards were $42 and $150 for the three and nine months ended June 30, 2026, respectively, and $65 and $191 for the three and nine months ended June 30, 2025, respectively.
Restricted Stock Awards (“RSAs”)

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 1, 2025	8,750	$37.82
Vested	(8,750)	(37.82)
Outstanding at June 30, 2026	—	$—

Stock Option Grants

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Vested & Outstanding - October 1, 2025	36,500	$33.74
Exercised	(8,000)	33.96
Forfeitures/expired	(3,000)	33.96
Vested and outstanding - June 30, 2026	25,500	$33.64	0.5	1,055
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

The earned MRSUs will then be subject to time-based vesting on September 30, 2027, subject to continued service through such date. Stock compensation expense will be recognized ratably over the term of the award. As of June 30, 2026, 17,500 MRSUs had been earned.
The assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s MRSUs on the grant date are as follows:

Expected volatility of stock price	33.14%
Risk-free interest rate	4.26%
Expected term of awards (years)	2.77
Dividend yield	0.76%
Grant date stock price	$26.15

Market-based Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 1, 2025	38,000	$12.32
Outstanding at June 30, 2026	38,000	$12.32
a.The weighted average remaining contractual term is 1.3 years and the aggregate intrinsic value of MRSUs expected to vest is $1,572.
As of June 30, 2026 and September 30, 2025, total unrecognized stock compensation costs for MRSUs were $211 and $338, respectively.
Forfeitures of RSAs, stock options and MRSUs are recognized as incurred.
Total stock-based compensation expense for the three and nine months ended June 30, 2026, which was recognized in general and administrative expense, was $140 and $456, respectively, and $195 and $559 for the three and nine months ended June 30, 2025, respectively.
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
Note 15. Subsequent Events
On July 24, 2026 the Company entered into the Second Amendment which removed the requirement to provide financial information for Citree on a stand-alone basis, as well as the requirement to maintain crop and tree insurance and certain other crop maintenance requirements.

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
Business Overview
Business Description

Alico, Inc., together with its subsidiaries (collectively, “Alico”, the “Company”, “we”, “us” or “our”) currently generates operating revenues primarily from the sale of our citrus products, and through leases of citrus groves, as well as farming, grazing and hunting leases, activities related to rock and sand mining royalties, sod sales, leases of oil extraction rights to third parties, and other miscellaneous operations generating income. Prior to the third quarter of fiscal year 2026, we operated as two business segments: Alico Citrus and Land Management and Other Operations. Alico Citrus, which held the Company’s citrus production operations, has substantially wound down operations after the 2024/2025 harvest due to environmental and financial challenges. Beginning with the third quarter of fiscal year 2026 and after the substantial completion of the Company’s Strategic Transformation and final citrus harvest, we now operate as one reportable segment and all of our operating revenues are generated in the United States. Alico remains committed to Florida’s agriculture industry, and will focus on its long-term diversified land usage and real estate development strategy.
For the three months ended June 30, 2026 and 2025, we generated operating revenue of $9,040 and $8,390, respectively, income (loss) from operations of $1,886 and $(25,370), respectively, and net income (loss) attributable to common stockholders of $2,125 and $(18,289), respectively. Net cash provided by operating activities was $2,332 and $22,841 for the nine months ended June 30, 2026 and 2025, respectively.
Business Segments
Operating segments are defined in the criteria established under FASB ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by our CODM in deciding how to assess performance and allocate resources. Our CODM assesses performance and allocates resources based on one reportable segment (see Note 10. Segment Information to the accompanying Condensed Consolidated Financial Statements).

Recent Developments

Lease and Grove Purchase Option
On June 18, 2026, we entered into an Agricultural Lease Agreement for approximately 3,280 acres of real property located in Hendry County, Florida. The initial term of the lease commences on July 1, 2026 and expires on June 30, 2027, subject to the lessee’s right to extend the lease for an additional ten-year term in accordance with the terms of the agreement. The agreement also grants the lessee an option to purchase the leased premises during the option period, subject to certain terms and conditions. If the option is exercised on or before June 30, 2029, the purchase price for the property is $29,520, based on approximately 3,280 acres at $9,000 per acre, subject to an annual increase and certain per acre adjustments. If the lease is extended for the renewal term, the option period will be extended through June 30, 2031.

Citree Purchase
On June 23, 2026 (the “Closing Date”), we acquired the 49% of Citree that we did not own for $2,007 plus additional consideration in the event that, on or before the twenty-four (24) month anniversary of the Closing Date, we sell or enter into an agreement to sell, in exchange for cash to a third party any or all of the Company’s currently owned acreage (whether through a merger, equity sale, restructuring, sale of assets, or otherwise) and the purchase price per acre is greater than $12,000 per acre, in which case we would pay a pro rata portion of the amount of 50% of the difference between $12,000 and such purchase price per acre.
Purchases of Common Stock
During the three months ended June 30, 2026, the Company repurchased 38,059 shares of stock, at a weighted average price per share of $42.87, for $1,631, bringing our Fiscal Year 2026 repurchases to 245,399 shares at a weighted average price of $40.76, for $10,003.

Condensed Consolidated Results of Operations
The following discussion provides an analysis of our results of operations for the three and nine months ended June 30, 2026, as compared to 2025:

	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues
Alico Citrus	$1,123	$7,805	$(6,682)	(85.6)%	$5,797	$41,384	$(35,587)	(86.0)%
Land Management and Other Operations	7,917	585	7,332	NM	10,470	1,880	8,590	456.9%
Total operating revenues	9,040	8,390	650	7.7%	16,267	43,264	(26,997)	(62.4)%

Expenses
Operating expenses	4,994	36,446	(31,452)	(86.3)%	22,363	229,255	(206,892)	(90.2)%
General and administrative expenses	2,258	2,867	(609)	(21.2)%	8,492	8,841	(349)	(3.9)%
Gain on sale of property and equipment	98	5,553	(5,455)	(98.2)%	24,767	21,400	3,367	15.7%

Income (loss) from operations	$1,886	$(25,370)	$27,256	(107.4)%	$10,179	$(173,432)	$183,611	(105.9)%
Other expense, net:
Interest income	515	153	362	236.6%	1,454	259	1,195	461.4%
Interest expense	(951)	(907)	(44)	4.9%	(2,875)	(2,964)	89	(3.0)%
Other income, net	24	—	24	NM	20	255	(235)	(92.2)%
Total other expense, net	(412)	(754)	342	(45.4)%	(1,401)	(2,450)	1,049	(42.8)%
Income (loss) before income taxes	1,474	(26,124)	27,598	(105.6)%	8,778	(175,882)	184,660	(105.0)%
Income tax benefit	(93)	(7,800)	7,707	(98.8)%	(476)	(36,874)	36,398	(98.7)%
Net income (loss)	1,567	(18,324)	19,891	(108.6)%	9,254	(139,008)	148,262	(106.7)%
Net loss attributable to noncontrolling interests	558	35	523	NM	771	167	604	361.7%
Net income (loss) attributable to Alico, Inc. common stockholders	$2,125	$(18,289)	$20,414	(111.6)%	$10,025	$(138,841)	$148,866	(107.2)%
NM = Not Meaningful
Operating Revenue
The 7.7% increase in revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 was driven by approximately $6.6 million of contingent lease payments received from a lessee for crop insurance payments as a result of weather events, partially offset by lower Citrus revenue as we completed the wind down of our Citrus operations.
The 62.4% decrease in revenue for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025 was driven by our Strategic Transformation and decision to wind down our Citrus operations to focus on a long-term diversified land usage and real estate development strategy, partially offset by an increase in lease revenue driven by contingent lease payments.

Operating Expenses
The 86.3% decrease in operating expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, is principally due to a $42,251 decrease in depreciation expense due to the acceleration of depreciation at the majority of our groves as part of the Strategic Transformation and lower costs of sales and harvest and haul costs related to our Valencia harvest, as we completed the wind down of our Citrus operations during the three months ended June 30, 2026, partially offset by $15,970 of crop insurance proceeds received in connection with Hurricane Milton, during the three months ended June 30, 2025.
The 90.2% decrease in operating expenses for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025, is principally due to a $157,398 decrease in depreciation expense due to the acceleration of depreciation at the majority of our groves as part of the Strategic Transformation and lower costs of sales and harvest and haul costs, as we completed the wind down of our Citrus operations after Fiscal Year 2025, partially offset by $20,010 of crop insurance proceeds received in connection with Hurricane Milton, during the nine months ended June 30, 2025.
General and Administrative Expense
General and administrative expense decreased 21.2% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 due to lower employee expenses and insurance premiums.
General and administrative expense decreased 3.9% for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025 due to lower depreciation expense, partially offset by an increase in contract labor costs and a provision for credit losses on certain citrus receivables.
Gain on Sale of Property and Equipment
Gain on sale of property and equipment for the three months ended June 30, 2026 decreased $5,455 compared to the three months ended June 30, 2025, as there were no land sales during the three months ended June 30, 2026, as compared to the sale of approximately 694 acres of land and the sale of equipment and vehicles resulting in a gain of approximately $1,275 during the quarter ended June 30, 2025.
Gain on sale of property and equipment for the nine months ended June 30, 2026 increased $3,367, compared to the nine months ended June 30, 2025, principally as a result of the sale of approximately 3,546 acres of land for $34,611 ($9,761 per acre) in gross proceeds, as compared to the sale of approximately 2,790 acres of land for $24,119 ($8,645 per acre) in gross proceeds during the nine months ended June 30, 2025.
Other Expense, net
Other expense, net for the three months ended June 30, 2026 decreased $342 compared to the three months ended June 30, 2025, principally due to an increase in interest income related to an increase in cash and cash equivalents.
Other expense, net for the nine months ended June 30, 2026 decreased $1,049, compared to the nine months ended June 30, 2025, principally due to an increase in interest income related to an increase in cash and cash equivalents, partially offset by a decrease in other income due to a life insurance payout during the nine months ended June 30, 2025.
Income Taxes
The income tax benefit of $93 for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, of $7,800 was principally due to the effects of permanent tax adjustments as well as changes in the valuation allowance as a result of movement in temporary tax items. Based upon both positive and negative evidence, management determined that it was not "more likely than not" that a portion of deferred tax assets will be realized. This conclusion is based upon an analysis of the Company's cumulative three-year loss position as of June 30, 2026.
The income tax benefit of $476 for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025, of $36,874 was principally due to the pre-tax gain, as opposed to a pre-tax loss in the prior period, and a change in the valuation allowance. Based upon both positive and negative evidence, management determined that it was not "more likely than not" that a portion of deferred tax assets will be realized. This conclusion is based upon an analysis of the Company's deferred tax assets and liabilities due to the cumulative three-year loss position at June 30, 2026.

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
Liquidity and Capital Resources
A comparative balance sheet summary is presented in the following table:

(in thousands)	June 30, 2026	September 30, 2025	Change

Cash and cash equivalents	$55,584	$38,128	$17,456
Total current assets	$57,863	$54,919	$2,944
Total current liabilities	$7,271	$5,743	$1,528
Working capital	$50,592	$49,176	$1,416
Total assets	$198,663	$201,527	$(2,864)
Principal amount of term loans and lines of credit (a)	$85,763	$85,950	$(187)
Current ratio	7.96 to 1	9.56 to 1
Minimum Liquidity Requirement	$5,818	$5,858	$(40)
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

The principal uses of cash that affect our liquidity position have historically included the following: operating expenses including employee costs, the cost of maintaining the citrus groves, harvesting and hauling of citrus products, capital expenditures, property taxes, stock repurchases, dividends, debt service costs including interest and principal payments on term loans and other credit facilities and acquisitions. Our expected principal uses of cash that affect our liquidity position, in light of the Strategic Transformation and the fiscal year 2025 workforce reduction, are expected to include lower employee costs, lower costs of maintaining citrus groves and lower capital expenditures. In addition, on March 25, 2025, our Board approved a stock repurchase program authorizing us to repurchase up to $50.0 million shares of Common Stock, with the amount and timing of repurchases depending on market conditions and corporate needs. During the nine months ended June 30, 2026, the Company repurchased 245,399 shares of stock, at a weighted average price per share of $40.76, for $10,003.
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
Management believes that a combination of cash-on-hand, cash generated from operations, asset sales and availability under our RLOC will provide sufficient liquidity to service the principal and interest payments on our indebtedness and will satisfy working capital requirements and capital expenditures for at least the next twelve months and over the long term. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory and other factors that are beyond our control.
Borrowing Facilities and Long-term Debt
We have a $95,000 RLOC, of which $92,500 was available for general use as of June 30, 2026 (see Note 8. Long-Term Debt and Lines of Credit to the accompanying Condensed Consolidated Financial Statements).
Our credit facilities are subject to a Minimum Liquidity Requirement of $5,818 and an LTV Cap of 50.0%. As of June 30, 2026, we were in compliance with all of the financial covenants and were able to draw the entire amount of the RLOC, less current borrowings, and remain under the LTV Cap.
The term loans and RLOC are secured by real property. The security for the term loans and RLOC as of the most recent amendment, consists of approximately 40,258 gross acres of land.
On May 13, 2026, the Company entered into the Ninth Amendment to First Amended and Restated Credit Agreement (the (“Amended Credit Agreement”) which removed the requirement to maintain crop and tree insurance on the Company’s citrus trees and Valencia oranges, as well as other crop maintenance requirements.
On July 24, 2026 the Company entered into the Second Amendment to Loan Agreement (the “Second Amendment”) which removed the requirement to provide financial information for Citree on a stand-alone basis, as well as the requirement to maintain crop and tree insurance and certain other crop maintenance requirements.
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

Cash Flows
The components of our cash flows are discussed below.

(in thousands)	Nine Months Ended June 30,		Change
	2026	2025
Net cash provided by operating activities	$2,332	$22,841	$(20,509)
Net cash provided by investing activities	28,187	24,693	3,494
Net cash used in financing activities	(13,063)	(8,097)	(4,966)
Net increase in cash and cash equivalents and restricted cash	$17,456	$39,437	$(21,981)
Net Cash Provided By Operating Activities
The $20,509 decrease in Net cash provided by operating activities was driven by crop insurance proceeds of $20,010, received during the nine months ended June 30, 2025, which were significantly higher than crop insurance proceeds received in the nine months ended June 30, 2026.
Net Cash Provided By Investing Activities
The $3,494 increase in Net cash provided by investing activities for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025, was principally the result of greater land sales in the nine months ended June 30, 2026, partially offset by an advance of $5,071 to fund a wildlife-crossing planned as part of the Corkscrew Villages Project.
Net Cash Used In Financing Activities
The $4,966 increase in Net cash used in financing activities for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025, was primarily the result of common stock repurchases of $10,003 and $2,007 to acquire the 49% of Citree that we did not own (see Note 2. Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for details), partially offset by lower debt repayments in the nine months ended June 30, 2026.
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
See Note 2. Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a detailed description of recent accounting pronouncements. There have been no material changes to the Company’s Critical Accounting Policies and Estimates from those reflected in the Company’s 2025 Annual Report on Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended June 30, 2026, was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in 000’s)
April 1, 2026 to April 30, 2026	38,059	$42.87	38,059	$39,997
May 1, 2026 to May 31, 2026	—	$—	—	$39,997
June 1, 2026 to June 30, 2026	—	$—	—	$39,997
Total	38,059	$42.87	38,059	$39,997
(1) On March 25, 2025, the Company’s Board of Directors approved a stock repurchase program authorizing us to repurchase up to $50.0 million of the Company’s Common Stock through its expiration on April 1, 2028. As of June 30, 2026, $10.0 million of the stock repurchase program had been utilized. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

There were no sales of unregistered equity securities during the period covered by this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.
Item 5. Other Information
a)None.
b)None.
c)During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, dated February 17, 1972	10-K	00-000261	3.1	12/11/2017

3.2	Certificate of Amendment to Certificate of Incorporation, dated January 7, 1974	S-8	333-130575	4.2	12/21/2005

3.3	Amendment to Articles of Incorporation, dated January 14, 1987	S-8	333-130575	4.3	12/21/2005

3.4	Amendment to Articles of Incorporation, dated December 27, 1988	S-8	333-130575	4.4	12/21/2005

3.5	Third Amended and Restated Bylaws of Alico, Inc.	8-K	000-00261	3.1	12/15/2025

10.1	Third Amended and Restated Employment Agreement between Alico, Inc. and Mr. Kiernan, dated as of July 14, 2026					*

10.2	Performance-Based Restricted Stock Unit Award Agreement between Alico, Inc., and Mr. Kiernan, dated as of July 14, 2026					*

10.3	Agricultural Lease Agreement between United States Sugar Corporation and Alico, Inc., dated as of June 18, 2026					*

10.4	Ninth Amendment to First Amended and Restated Credit Agreement with Metropolitan Life Insurance Company and New England Life Insurance Company dated May 13, 2026.					*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) certification					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALICO, INC. (Registrant)

August 10, 2026	By:	/s/ John E. Kiernan
John E. Kiernan
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2026	By:	/s/ Bradley Heine
Bradley Heine
Chief Financial Officer
(Principal Financial and Accounting Officer)